Form 10QSB
period 1996-03-31
PORTER MCLEOD NATIONAL RETAIL INC
filed 1996-05-10
CIK 892818

.
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

Commission File Number 0-21998


PORTER MCLEOD NATIONAL RETAIL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware					84-1195628
(State or Other Jurisdiction of 			(IRS Employer
Identification No.)
Incorporation or Organization)

5895 East Evans Avenue, Denver, Colorado, 80222
(Address and Zip Code of Principal Executive Offices)

Issuer=s Telephone Number: (303) 756-2227

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 1,970,866 shares of the registrant=s common stock outstanding as of May 1, 1996.


This Document Contains 11 Pages
There are No Exhibit


Item 1.	Financial Statements
Porter McLeod National Retail, Inc.
Balance Sheets

March 31,
December 31,


    1996
    1995


(UNAUDITED)


Assets


Current Assets



	Cash and cash equivalents
	$	283,822
	$	354,050

	Accounts receivable
		514,307
		629,762

	less allowance for doubtful
accounts

		(20,000)

		(20,000)

	Retainage receivable
		5,323
		13,086

	Costs and estimated earnings in
excess of billings

		94,955

		96,525

	Prepaid expense and other assets
		61,334
		66,232

		Total current assets
		939,741
		1,139,755





Property and equipment



	Office furniture and equipment
		21,278
		21,278

	Leasehold improvements
		34,634
		34,634


		55,912
		55,912

	Less accumulated depreciation
		(23,308)
		(21,655)

		Total property and equipment
		32,604
		34,257





Other assets



	Note receivable from affiliate
		677,126
		677,126

	Advances to affiliates
		104,978
		92,997

	Other assets
		3,119
		-

		Total other assets
		785,223
		770,123





Total Assets
	$	1,757,568
	$	1,944,135





Liabilities and Stockholders Equity

Current liabilities



	Accounts payable and accrued
expenses

	$	349,895

	$	451,138

		Total current liabilities
		349,895
		451,138





Stockholders - equity



	Preferred stock, $.001 par value,
authorized - 100,000 shares-no
shares issued and outstanding


		-


		-

	Common stock, $.0001 par value,
authorized - 3,000,000 shares-
issued and outstanding:
1,970,666



		197



		197

	Additional paid-in capital
		3,931,116
		3,931,116

	Accumulated deficit
		(2,480,895)
		(2,374,199)

	Consulting agreement
		(42,745)
		(64,117)

		Total stockholders equity
		1,407,673
		1,492,997





Total liabilities and stockholders
equity
	$	1,757,568
	$	1,944,135



Porter McLeod National Retail, Inc.
Statement of Operations
(Unaudited)


For the Three
Months Ended


       March 31


  1996
  1995










Contract income
	$	663,281
	$	100,509

Contract costs
		576,856
		(51,066)

Gross Profit
		86,425
		151,575





General and administrative expenses
		209,935
		270,175





Income (loss) from operations
		(123,510)
		(118,600)





Other income (expense):



Interest income
		16,814
		14,348

Other expense
		-
		(38,446)

Total other income (expense)
		16,814
		(24,098)





Net income (loss) before income taxes
		(106,696)
		(142,698)





Income tax benefit (expense)
		-
		-









Net income (loss)
	$	(106,696)
	$	(142,698)





Net income (loss) per common share
	$	(.05)
	$	(.07)







Porter McLeod National Retail, Inc.
Statements of Cash Flows
(Unaudited)


For the Three
Months Ended


       March 31


  1996
  1995


Cash flows from operating activities:



	Cash received from contracts
	$	448,325
	$	112,014

	Cash paid to suppliers and employees
		(568,860)
		(262,394)

	Interest received
		16,815
		(14,348)

	Other expenses paid
		-
		38,446

	Out of proof adjustment
		-
		106,699

	Income taxes paid
		-
		-





		Net cash provided (used in)
operating activities

		(103,720)

		(19,583)





Net cash provided (used in) investment
activities

		-

		357,853





Net cash provided (used in) financing
activities

		33,492

		-





Net increase (decrease) in cash and cash equivalents

		(70,228)

		338,270





Cash and cash equivalents - beginning of period

		354,050

		236,583





Cash and cash equivalents - end of period
	$	283,822
	$	574,853





Cash flows from operating activities:



Net loss
	$	(106,696)
	$	(142,698)

Adjustments to reconcile net loss to net cash provided by operating activities:



	Depreciation and amortization
		23,232
		57,117

	Loss on sale of investment securities
		-
		(38,446)

	Accrued interest on note receivable-
affiliate

		11,961

		11,420

	Change in certain assets and
liabilities - net

		(32,217)

		93,024





		Net cash provided (used in )
operating activities

	$	(103,720)

	$	(19,583)




PORTER MCLEOD NATIONAL RETAIL, INC.

Note to Financial Statement

Note 1 - Summary of Significant Accounting Policies


The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the statements presented. Such financial statements generally conform to the presentation reflected in the Company=s Annual
Report on Form 10-KSB for the year ended December 31, 1995, and reflect adjustments which are solely of a normal recurring nature. These financial statements do not include all of the disclosures normally made in the company=s annual Form 10-KSB filing. These financial statements should be read in conjunction with the Company=s Annual Report on Form 10-KSB.

Certain amounts from the 1995 financial statements have been reclassified to conform to the 1996 presentation.



Item 2.	Management=s Discussion and Analysis of Financial
Condition and Results of Operation.

Three Months Ended March 31, 1996 as Compared with the
Three Months Ended March 31, 1995


Results of Operations

Contract Income - The Company experienced an increase in contract income from $100,509 during the three months ended March 31, 1995 to $663,281 for the three months ended March 31, 1996. During the three months ended March 31, 1995, contract income was impacted due to delays in getting final plans from owners and/or architects as well as delays caused by the complexity of the projects which the Company was bidding. During the first three months of 1995 the Company put in place a new management team that focused on improving client selection and implementing systems in order to improve the profitability of each project.
The management team has focused on negotiated contracts as opposed to the prior emphasis on competitively bid fixed price contracts. The contract income for the three month period ended
March 31, 1996, is representative of the change in focus of the operations of the Company as 77% of the income resulted from negotiated contracts while none of the Company=s contract income for the comparable period of 1995 resulted from negotiated contracts. The average size construction project that the Company had under contract at March 31, 1996 was $446,500 as compared to $880,800 as of March 31, 1995.

Contract costs - The efforts of the Company=s new management team, which commenced approximately February 1995, have resulted in levels of contract costs that are better than the industry average as compiled by the Construction Financial Management Association, which reported a 1994 industry contract cost stated as a percentage of contract income of 91.9% . For the three months ended March 31, 1996, the Company experienced contract costs, stated as a percentage of contract income, of 87%.

Gross Profit - For the first quarter of 1996 the Company realized a gross profit percentage of 13% which reflects the impact of new management personnel and improved systems on the estimating, pricing and bidding of projects. The shift in emphasis to negotiated contracts reduces the risk that is attached to competitive bidding for projects. Negotiated contracts complement the business strategy of focusing on renovations and remodeling projects as these type of projects can be negotiated, subcontracted out and completed in a short time frame.

General and Administrative Expenses - The Company=s general and administrative expenses are generally fixed in nature. The expenses decreased $60,240 from $270,175 in the first quarter of 1995 to $209,935 during the comparable period of 1996. Of that decrease in expenses, $55,488 was attributable to a reduction in amortization expense related to a marketing agreement. The
Company recognized the impairment of its International Marketing
Agreement in 1995 and the asset was written off in its entirety in 1995 under the guidelines of Statement of Financial Accounting
Standards No. 121.


Income (Loss) from Operations - The Company experienced a net operating loss of $(123,510) for the three months ended March 31, 1996 as compared to a loss of $(118,600) for the three months ended March 31, 1995.


Other Income and Expense - The Company realized $16,815 in interest income for the first three months of 1996 as compared to $14,348 in interest income during the same reporting period of 1995. However, in 1995 the Company also realized a $38, 446 loss from the sale of marketable securities.


Liquidity and Capital Resources

The Company=s current assets decreased 19% to $939,741 over the three months ended March 31, 1996. Current liabilities decreased by 22%, resulting in an increase in the current ratio from 2.52 to 2.68 over the same period. Working capital decreased 17% to $568,335 over the three month period. The decrease in current assets, current liabilities and working capital resulted from a decrease in the Company=s backlog of contracts to be performed from $5,031,619 at March 31, 1995 to $1,365,955 at March 31,
1996. With less construction in process, the relative accounts receivable and accounts payable were at lower levels at March 31, 1996 as compared to the same date in 1995.

Cash and Cash Equivalents - The $103,720 loss from operations incurred during the three month period ending March 31, 1996, was the primary cause of the 20% decrease to $283,822 in the Company=s cash and cash equivalents.

Net Cash Used in Operating Activities - Operating activities used net cash of $103,720 during the three months ended March 31, 1996 as compared to net cash used in operating activities of $19,583 during the same period of 1995. Such increase in cash usage was attributable to the lower level of construction in process at March 31, 1996 than at March 31, 1995 resulting in more funds being applied to accounts payable and less funds being provided by accounts receivable during the comparable three month periods.

Net Cash Used In Investing Activities - During the three months ended March 31, 1995, the Company=s source of cash provided from investing activities was $357,853 in proceeds from the sale of investment securities. The 1995 transaction resulted in a complete liquidation of the Company=s holdings of investment securities.


Net Cash Used in Financing Activities - For the three months ended March 31, 1996, and the three months ended March 31, 1995, the major use of cash for financing activities was advances made to Porter McLeod Management, Inc. (APMM@) and Porter McLeod
Colorado, Inc. (APMC@), both of which are subsidiaries of Porter
McLeod Holdings, Inc. (APMH@), the Company=s major shareholder.
As the following table shows, the Company=s investment of capital resources in contract activities decreased due to fewer contracts as well as improved operations, billing and collection systems.


      March 31,


  1996
  1995


Accounts receivable - net
	$	478,120
	$	489,944

Costs and estimated earnings in excess of billings on uncompleted contracts

		94,955
		293,698

Billings in excess of costs and estimated earnings on uncompleted contracts

		-

		(36,767)





Total investment in contracts
	$	573,075
	$	746,875


Accounts receivable affiliates - PMM, an affiliate of the Company, owes $780,104 to the Company, representing advances made to PMM with respect to the provision of key administrative services including management, bidding, data processing, accounting, marketing, and cash management services. The increase of $11,981 over the balance due at December 31, 1995 represents interest accrual on that portion of the accounts receivable that is evidenced by the promissory note discussed below. Management believes this relationship to be economically beneficial to the Company through reduced overall administrative costs. PMM does not make any profit with regard to such activities. The Company has made such advances to protect the economic benefits and preserve the above-mentioned business benefits which the Company derives from its dealings with its affiliate. PMM=s obligation to repay approximately $605,000 of such advanced funds, plus interest thereon computed at the rate of seven percent per annum, is evidenced by a promissory note providing for payment of said obligation in three annual installments of $201,976, plus accrued interest, commencing on March 31, 1995 and continuing yearly thereafter through 1997. Payment of such indebtedness was guaranteed by PMC, PMH, and by Messrs. Bruce Porter and Joseph McLeod, both of whom are officers and directors of the Company, and the sole shareholders of PMH. PMM failed to pay the first two such installments, and the default created thereby remains in effect through March 31, 1996. Based upon a plan which management began to formulate prior to the time when such installment became due, the Company expects to collect the full amount of such indebtedness through a transfer of ownership of more than 80% of the outstanding common stock of PMC by PMH to the Company, and a merger of PMH, PMC and PMM with and into the Company. Management presently anticipates that the Company=s shareholders will be asked to consider and grant approval of such transaction at the annual meeting of stockholders which is scheduled to take place on or about July, 1996.





Part II - Other Information

Item 1. 	Legal Proceedings

Harvey Sender, Trustee, et al, against Bruce M. Porter, Joseph R. McLeod, et al, United States Bankruptcy Court for the District of Colorado (Case No. 94-21830 RJB). The trustee in bankruptcy of Porter McLeod, Inc. (APMI@) and its subsidiaries, commenced an adversary proceeding on or about March 29, 1996 against the Company, PMH, PMM, PMC, Messrs. Porter and McLeod, and others, alleging among other things, that (a) in or about the early part of 1992, the defendants formulated a plan of reorganization to help PMI to deal with losses that it had suffered in connection with operations it had conducted in 1991 in Southern California;
(b) such plan of reorganization included the isolation of Aproblem contracts@ in PMI and its subsidiaries, and the transfer of Agood contracts@ to the Company, PMH and PMC, which allegedly had been formed for the purpose of implementing such plan; and
(c) through a series of allegedly backdated documents, assets belonging to PMI and its subsidiaries were purportedly transferred to the Company, PMC, PMM, and PMH for deminimus or non-existent consideration. By reason of such factual allegations, the plaintiffs are seeking (i) to recover all of the assets of PMI which were allegedly transferred without adequate consideration; (ii) an accounting of all the assets of PMI and its subsidiaries which were allegedly transferred without adequate consideration; (iii) a turnover of the proceeds derived by the defendants from their performance of the Agood contracts;@
(iv) subordination of the claims of the Company, PMC and PMM to the claims of all other unsecured creditors in PMI=s bankruptcy proceedings; (v) damages against the Company, PMH, PMC, and PMM for alleged breaches of contract in the aggregate amount of approximately $4.7 million; (vi) unspecified damages and exemplary damages against PMH and Messrs. Porter and McLeod by reason of their alleged breaches of fiduciary duties owed to the plaintiffs; (vii) imposition of constructive trust upon all of the assets of the Company, PMC, PMM, and Messrs. Porter and McLeod until all sums due and owing to the plaintiffs are paid in full; (viii) damages in the amount of approximately $5.4 million, plus interest, costs and attorneys fees, based upon the above-mentioned allegedly wrongful acts purportedly undertaken by the Company, PMC, PMM, and Messrs. Porter and McLeod as part of a civil conspiracy; and (ix) treble damages in the amount of approximately $893, 000, plus interest, costs and attorneys fees, based upon an alleged conversion and civil theft of the proceeds of checks which were allegedly property of the plaintiffs and deposited into accounts maintained by PMC.

A companion case was simultaneously commenced by the same plaintiffs against the Company, PMH, PMC, and PMM in the District Court for the City and County of Denver, Colorado (Case NO. 96 CV
1240) which alleges that the Company, PMH, PMC, and PMM are the successors to all the liabilities of the plaintiffs. By reason thereof, the plaintiffs are seeking (i) judgment against the defendants in the amount of the plaintiffs= indebtedness to their respective creditors, i.e., the aggregate amount of approximately $4.7 million; and (ii) preliminary and permanent injunctive relief requiring the defendants to operate only in the normal course of business.
The Company is confident that the true facts regarding the corporate reorganization which took place in 1992 will firmly establish that (a) the reorganization was undertaken for proper purposes, and was validly and legally executed; (b) none of the assets of the plaintiffs was improperly or illegally transferred to any of the defendants; (c) the defendants received full and fair consideration for any assets transferred by the plaintiffs to any of the defendants; (d) none of the defendants breached any contractual or fiduciary obligation owed to any of the plaintiffs; and (e) none of the defendants committed any of the wrongful acts alleged against them by the plaintiffs. In addition to the above-described substantive defenses, the Company believes that many, if not all, of the claims alleged in both proceedings have been time barred under applicable procedural rules. Accordingly, the Company and other defendants intend to vigorously defend themselves in both proceedings.

Item 6.	Exhibits and Reports on Form 8-K

(a)	No exhibits have been filed with this Report.

(b)	The Company did not file any Current Reports on
Form 8-K
during the quarter ended March 31, 1996.


Signature


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Porter McLeod National Retail,
Inc.


Dated:		May 3, 1996				By

Joseph R. McLeod,
President


By

A.J. Shilling, Treasurer
and
    Chief Financial
Officer



1



See notes to financial statements.

- - - 2 -




14