Form 10QSB/A
period 1996-03-31
PORTER MCLEOD NATIONAL RETAIL INC
filed 1996-07-03
CIK 892818

1


 .
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB/A

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

Commission File Number 0-21998


               PORTER MCLEOD NATIONAL RETAIL, INC.
(Exact name of small business issuer as specified in its charter)

          Delaware                                 84-1195628
(State or Other Jurisdiction of          (IRS EmployerIdentification No.)
Incorporation or Organization)

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


                 This Document Contains 11 Pages
                      There are No Exhibits
Item 1. This Form 10-QSB/A is a refiling of the Company's Form 10-QSB filed on May 10 , 1996. The 10-QSB data file as originally filed was corrupted. This Form 10-QSB/A is not different from the 10QSB that was originally filed with the exception of the financial statements being in a more readable format.

Financial Statements

               Porter McLeod National Retail, Inc.
                         Balance Sheets
                                     March 31,     December 31,
                                         1996          1995
                                                   (UNAUDITED)
                         Assets
Current Assets
  Cash and cash equivalents          $   283,822   $    354,050
  Accounts receivable                    514,307        629,762
  less allowance for doubtful
   accounts                             (20,000)       (20,000)
  Retainage receivable                     5,323         13,086
     Costs and estimated earnings in
   excess of billings                     94,955         96,525
  Prepaid expense and other assets        61,334         66,232
     Total current assets                939,741      1,139,755

Property and equipment
  Office furniture and equipment          21,278         21,278
  Leasehold improvements                  34,634         34,634
                                          55,912         55,912
  Less accumulated depreciation         (23,308)       (21,655)
     Total property and equipment         32,604         34,257

Other assets
  Note receivable from affiliate         677,126        677,126
  Advances to affiliates                 104,978         92,997
  Other assets                             3,119             -
     Total other assets                  785,223        770,123

Total Assets                         $ 1,757,568   $  1,944,135

              Liabilities and Stockholders Equity
Current liabilities
  Accounts payable and accrued
  expenses                           $   349,895   $    451,138
     Total current liabilities           349,895        451,138

Stockholders - equity
  Preferred stock, $.001 par value,
 authorized - 100,000 shares-no
   shares issued and outstanding              -              -
  Common stock, $.0001 par value,
 authorized - 3,000,000 shares-issued
 and outstanding: 1,970,666                  197            197
Additional paid-in capital             3,931,116      3,931,116
Accumulated deficit                  (2,480,895)    (2,374,199)
Consulting agreement                    (42,745)       (64,117)
     Total stockholders equity         1,407,673      1,492,997

Total liabilities and stockholders
 equity                            $   1,757,568  $   1,944,135

               Porter McLeod National Retail, Inc.
                     Statement of Operations
                           (Unaudited)
                                            For the Three
                                             Months Ended
                                                March 31
                                         1996          1995


Contract income                      $   663,281    $ 100,509
Contract costs                           576,856     (51,066)
Gross Profit                              86,425      151,575

General and administrative expenses      209,935      270,175

Income (loss) from operations          (123,510)    (118,600)

Other income (expense):
Interest income                           16,814       14,348
Other expense                                 -      (38,446)
Total other income (expense)              16,814     (24,098)

Net income (loss) before
 income taxes                          (106,696)    (142,698)

Income tax benefit (expense)                  -            -

Net income (loss)                    $ (106,696)    $(142,698)

Net income (loss) per common share   $       (.05)  $     (.07)


               Porter McLeod National Retail, Inc.
                    Statements of Cash Flows
                           (Unaudited)
                                            For the Three
                                            Months Ended
                                               March 31
                                        1996          1995
Cash flows from operating activities:
  Cash received from contracts        $    448,325  $   112,014
  Cash paid to suppliers and employees    (568,860)    (262,394)
  Interest received                         16,815      (14,348)
  Other expenses paid                           -        38,446
  Out of proof adjustment                       -       106,699
  Income taxes paid                             -            -

Net cash provided (used in)
 operating activities                     (103,720)     (19,583)

Net cash provided (used in)
 investment activities                          -       357,853

Net cash provided (used in)
 financing activities                       33,492           -

Net increase (decrease) in
 cash and cash equivalents                 (70,228)     338,270

Cash and cash equivalents -
 beginning of period                       354,050      236,583

Cash and cash equivalents -
 end of period                        $    283,822  $   574,853

Cash flows from operating
 activities:
Net loss                              $  (106,696)  $ (142,698)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
  Depreciation and amortization             23,232       57,117
  Loss on sale of investment
   securities                                   -      (38,446)
  Accrued interest on note
   receivable-affiliate                     11,961       11,420
  Change in certain assets and
   liabilities - net                      (32,217)       93,024

     Net cash provided (used in )
      operating activities             $ (103,720)  $  (19,583)

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