Form 10QSB
period 1996-06-30
PORTER MCLEOD NATIONAL RETAIL INC
filed 1996-08-19
CIK 892818

1

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

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

            Issuer's Telephone Number: (303) 756-2227

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     There were 1,970,866 shares of the registrant's common stock outstanding as of August 14, 1996.
                 This Document Contains 10 Pages
                      There are No Exhibits



                                .
Item 1.   Financial Statements

               Porter McLeod National Retail, Inc.
                         Balance Sheets

                                        June 30,  December 31
                                          1996               1995
                                              (UNAUDITED)
Assets
Current Assets
     Cash and cash equivalents                 $235,267   $   354,050
     Accounts receivable                         99,696       642,848
        less allowance for doubtful accounts    (20,000)      (20,000)
     Costs and estimated earnings in excess
        of billings                             361,503        96,525
     Prepaid expense and other assets           186,584        66,232
          Total current assets                  863,050     1,139,755
Property and equipment
     Building                                   600,000             0
     Office furniture and equipment              21,278         21,278
     Leasehold improvements                      34,634         34,634
                                                655,912         55,912
     Less accumulated depreciation              (24,957)       (21,655)
          Total property and equipment          630,955         34,257
Other assets
     Note receivable from affiliate             677,126        677,126
     Advances to affiliates                     116,959         92,997
     Other assets                                 2,911              0
          Total other assets                    796,996        770,123
Total Assets                                 $2,291,001     $1,944,135

              Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable and accrued expenses     $319,957   $    451,138
     Mortgage payable - cuurent portion          18,190              0
          Total current liabilities             338,147        451,138
Long- term liabilities
     Mortage payable-less current portion       581,810              0
Stockholders' equity
     Preferred stock, $.001 par value, authorized -
     100,000 shares-no shares issued and outstanding --             --
     Common stock, $.0001 par value, authorized -
        3,000,000 shares-issued and outstanding:
        1,970,666                                   197            197
     Additional paid-in capital               3,931,116      3,931,116
     Accumulated deficit                     (2,538,896)    (2,374,199)
     Consulting agreement                       (21,373)       (64,117)
          Total stockholders' equity          1,371,044      1,492,997
Total liabilities and stockholders' equity   $2,291,001     $1,944,135

                See note to financial statements.
               Porter McLeod National Retail, Inc.
                     Statement of Operations
                           (Unaudited)

                         For the Three Months     For the Six Months
                            Ended June 30           Ended June 30
                           1996        1995        1996      1995

Contract income         $ 922,556 $2,143,198   $1,585,837  $2,243,707
Contract costs            747,183  2,061,614    1,324,039   2,010,548
     Gross Profit         175,373     81,584      261,798     233,159

General and administrative
  expenses                251,645    268,898      461,580     541,772

 Income (loss) from
   operations           (  76,272)  (187,314)    (199,782)   (308,613)

Other income (expense):    14,045     10,499       30,859    ( 13,599)

Net income (loss) before
  income taxes          (  62,227)  (176,815)     (168,923)  (322,212)

Income tax benefit
  (expense)                     0          0             0           0


Net income (loss)      $ ( 62,227) $ (176,815)   $(168,923) $  (322,212)

Net income (loss)
 per common share      $     (.03) $     (.09)    $   (.09)  $     (.16)









                See note to financial statements.



               Porter McLeod National Retail, Inc.
                     Statement of Cash Flows
                           (Unaudited)

                                        For the Six Months Ended
                                                 June 30
                                           1996           1995
Cash flows from operating activities:
     Cash received from contracts         $  448,325     $3,084,800
     Cash paid to suppliers and employees   (568,860)    (3,376,228)
     Interest received                        30,859        (24,847)
     Other expenses paid                           0         38,446
     Income taxes paid                             0              0

     Net cash provided (used in) operating
      activities                            (118,783)      (277,829)

     Net cash provided (used in) investment
      activities                                   0        225,560

     Net cash provided (used in)
      financing activities                     33,492       162,187

Net increase (decrease) in cash and
 cash equivalents                            (118,723)      109,918

Cash and cash equivalents - beginning
  of period                                   354,050       236,583

Cash and cash equivalents - end of period  $  235,267     $  346,501


Cash flows from operating activities:
     Net loss                              $ (168,923)    $ (322,212)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
          Depreciation and amortization        46,045        114,235
          Loss on sale of investment securities     0        (38,446)
          Accrued interest on note
           receivable-affiliate                23,922          22,839
          Change in certain assets and
           liabilities - net                  (19,827)        (54,245)

Net cash provided (used in ) operating
 activities                                 $(118,783)      $ (277,829)


                See note to financial statements.
               PORTER MCLEOD NATIONAL RETAIL, INC.

                   Note to Financial Statement

Note 1 - Summary of Significant Accounting Policies


The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the statements presented. Such financial statements generally conform to the presentation reflected in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and reflect adjustments which are solely of a normal recurring nature. These financial statements do not include all of the disclosures normally made in the company's annual Form 10-KSB filing. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB.

Certain amounts from the 1995 financial statements have been reclassified to conform to the 1996 presentation.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.

          Six Months Ended June 30, 1996 as Compared with the Six
          Months Ended June 30, 1995


Results of Operations

Contract Income - The Company experienced an increase in contract income from $100,509 during the six months ended June 30, 1995 to $663,281 for the six months ended June 30, 1996. During the six months ended June 30, 1995, contract income was impacted due to delays in getting final plans from owners and/or architects as well as delays caused by the complexity of the projects which the Company was bidding. During the first six months of 1995 the Company put in place a new management team that focused on improving client selection and implementing systems in order to improve the profitability of each project. The management team has focused on negotiated contracts as opposed to the prior emphasis on competitively bid fixed price contracts. The contract income for the six month period ended June 30, 1996, is representative of the change in focus of the operations of the Company as 77% of the income resulted from negotiated contracts while none of the Company's contract income for the comparable period of 1995 resulted from negotiated contracts. The average size construction project that the Company had under contract at June 30, 1996 was $446,500 as compared to $880,800 as of June 30, 1995.

Contract costs - The efforts of the Company's new management team, which commenced approximately February 1995, have resulted in levels of contract costs that are better than the industry average as compiled by the Construction Financial Management Association, which reported a 1994 industry contract cost stated as a percentage of contract income of 91.9% . For the six months ended June 30, 1996, the Company experienced contract costs, stated as a percentage of contract income, of 87%.

Gross Profit - For the first six months of 1996 the Company realized a gross profit percentage of 13% which reflects the impact of new management personnel and improved systems on the estimating, pricing and bidding of projects. The shift in emphasis to negotiated contracts reduces the risk that is attached to competitive bidding for projects. Negotiated contracts complement the business strategy of focusing on renovations and remodeling projects as these type of projects can be negotiated, subcontracted out and completed in a short time frame.

General and Administrative Expenses - The Company's general and administrative expenses are generally fixed in nature. The expenses decreased $60,240 from $270,175 in the first six months of 1995 to $209,935 during the comparable period of 1996. Of that decrease in expenses, $55,488 was attributable to a reduction in amortization expense related to a marketing agreement. The Company recognized the impairment of its International Marketing Agreement in 1995 and the asset was written off in its entirety in 1995 under the guidelines of Statement of Financial Accounting Standards No. 121.


Income (Loss) from Operations - The Company experienced a net operating loss of $(123,510) for the six months ended June 30, 1996 as compared to a loss of $(118,600) for the six months ended
June 30 1995.


Other Income and Expense - The Company realized $16,815 in interest income for the first six months of 1996 as compared to $14,348 in interest income during the same reporting period of 1995. However, in 1995 the Company also realized a $38, 446 loss from the sale of marketable securities.


Liquidity and Capital Resources

The Company's current assets decreased 19% to $939,741 over the six months ended June 30, 1996. Current liabilities decreased by 22%, resulting in an increase in the current ratio from 2.52 to
2.68 over the same period. Working capital decreased 17% to $568,335 over the six month period. The decrease in current assets, current liabilities and working capital resulted from a decrease in the Company's backlog of contracts to be performed from $5,031,619 at June 30, 1995 to $1,365,955 at June 30, 1996.
With less construction in process, the relative accounts receivable and accounts payable were at lower levels at June 30, 1996 as compared to the same date in 1995.

Cash and Cash Equivalents - The $103,720 loss from operations
incurred during the six   month period ending June 30, 1996, was
the primary cause of the 20% decrease to $283,822 in the Company's cash and cash equivalents.

Net Cash Used in Operating Activities - Operating activities used net cash of $103,720 during the six months ended June 30, 1996 as compared to net cash used in operating activities of $19,583 during the same period of 1995. Such increase in cash usage was attributable to the lower level of construction in process at June 30, 1996 than at June 30, 1995 resulting in more funds being applied to accounts payable and less funds being provided by accounts receivable during the comparable three month periods.

Net Cash Used In Investing Activities - During the six months ended June 30, 1996, the Company's source of cash provided from investing activities was $357,853 in proceeds from the sale of investment securities. The 1995 transaction resulted in a complete liquidation of the Company's holdings of investment securities.



Net Cash Used in Financing Activities - For the six months ended June 30, 1996, and the six months ended June 30, 1995, the major use of cash for financing activities was advances made to Porter McLeod Management, Inc. ("PMM") and Porter McLeod Colorado, Inc. ("PMC"), both of which are subsidiaries of Porter McLeod Holdings, Inc. ("PMH"), the Company's major shareholder. As the following table shows, the Company's investment of capital resources in contract activities decreased due to fewer contracts as well as improved operations, billing and collection systems.

                                               June 30
                                          1996        1995

Accounts receivable - net              $ 478,120 $    489,944
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts                               94,955      293,698
Billings in excess of costs and
 estimated earnings on uncompleted
 contracts                                     0      (36,767)
Total investment in contracts          $ 573,075    $ 746,875

Accounts receivable affiliates - PMM, an affiliate of the Company, owes $794,085 to the Company, representing advances made to PMM with respect to the provision of key administrative services including management, bidding, data processing, accounting, marketing, and cash management services. The increase of $23,962 over the balance due at December 31, 1995 represents interest accrual on that portion of the accounts receivable that is evidenced by the promissory note discussed below. Management believes this relationship to be economically beneficial to the Company through reduced overall administrative costs. PMM does not make any profit with regard to such activities. The Company has made such advances to protect the economic benefits and preserve the above-mentioned business benefits which the Company derives from its dealings with its affiliate. PMM's obligation to repay approximately $605,000 of such advanced funds, plus interest thereon computed at the rate of seven percent per annum, is evidenced by a promissory note providing for payment of said obligation in three annual installments of $201,976, plus accrued interest, commencing on March 31, 1995 and continuing yearly thereafter through 1997. Payment of such indebtedness was guaranteed by PMC, PMH, and by Messrs. Bruce Porter and Joseph McLeod, both of whom are officers and directors of the Company, and the sole shareholders of PMH. PMM failed to pay the first two such installments, and the default created thereby remains in effect through March 31, 1996. Based upon a plan which management began to formulate prior to the time when such installment became due, the Company expects to collect the full amount of such indebtedness through a transfer of ownership of more than 80% of the outstanding common stock of PMC by PMH to the Company, and a merger of PMH, PMC and PMM with and into the Company. Management presently anticipates that the Company's shareholders will be asked to consider and grant approval of such transaction at the annual meeting of stockholders which is scheduled to take place on or about October 1996.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  No exhibits have ben filed with this report.

          (b)  Form 8-K was filed on May 20, 1996 evidencing the
company's                     compliance with the $2,000,000
total assets listing requirement
               of The Nasdaq SmallCap Market. Exhibits filed with the Report included Unaudited Balance Sheet at April 30, 1996 and Unaudited
               Statement of Operations and Retained
Earnings(Deficit) for the four
               Months ended April 30, 1996.


Signature


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Porter McLeod National Retail,
Inc.


Dated:         August 14, 1996               By /s/ Joseph R. McLeod
                                             Joseph R. McLeod, President



                                              By /s/ A.J. Shilling
                                               A.J. Shilling, Treasurer and
                                               Chief Financial
Officer