Form 10QSB
period 1996-09-30
PORTER MCLEOD NATIONAL RETAIL INC
filed 1996-11-14
CIK 892818

11

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     There were 1,970,866 shares of the registrant's common stock outstanding as of November 14, 1996.
                 This Document Contains 11 Pages
                      There is One Exhibit



                                .
Item 1.   Financial Statements

               Porter McLeod National Retail, Inc.
                         Balance Sheets

                                      September 30,       December 31
                                          1996               1995
                                                (UNAUDITED)
Assets
Current Assets
 Cash and cash equivalents            $  136,715          $  354,050
 Accounts receivable                     700,771             642,848
 less allowance for doubtful accounts    (20,000)            (20,000)
 Costs and estimated earnings in excess
  of billings                             21,509              96,525
 Prepaid expense and other assets        132,153              66,232
     Total current assets                971,148           1,139,755
Property and equipment
  Building                               600,000                  0
  Office furniture and equipment          21,278              21,278
  Leasehold improvements                  34,634              34,634
                                         655,912              55,912
  Less accumulated depreciation          (29,459)            (21,655)
     Total property and equipment        626,453              34,257
Other assets
  Note receivable from affiliate         677,126             677,126
  Advances to affiliates                 128,809              92,997
  Other assets                             2,705                  0
    Total other assets                   808,640             770,123
Total Assets                          $2,406,241          $1,944,135

              Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable and accrued
  expenses                            $  605,846          $  451,138
 Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                               33,661                  0
 Mortgage payable - current portion       18,649                  0
      Total current liabilities          658,256             451,138
Long- term liabilities
 Mortgage payable-less current portion   579,903                  0
Stockholders' equity
 Preferred stock, $.001 par value,
   authorized - 100,000 shares-no
   shares issued and outstanding              --                  --
 Common stock, $.0001 par value,
  authorized - 3,000,000 shares-issued
  and outstanding: 1,970,666                 197                 197
 Additional paid-in capital            3,931,116           3,931,116
 Accumulated deficit                  (2,763,230)         (2,374,199)
 Consulting agreement                         0              (64,117)
      Total stockholders' equity       1,168,082           1,492,997
Total liabilities and
 stockholders' equity                 $2,406,241          $1,944,135

                See note to financial statements.

               Porter McLeod National Retail, Inc.
                     Statement of Operations
                           (Unaudited)

                               For the Three Months     For the Nine Months
                                Ended September 30       Ended September 30,
                               1996          1995       1996           1995

Contract income            $1,226,612    $1,891,207  $2,812,449     $4,134,914
Contract costs              1,160,664     1,689,519   2,484,703      3,700,067
     Gross Profit              65,948       201,688     327,746        434,847

General and administrative
  expenses                    295,526       273,429     757,106        815,201

 Income (loss) from
  operations                 (229,578)      (71,741)   (429,360)      (380,354)

Other income (expense):        10,668        13,587      41,527            (12)

Net income (loss) before
 income taxes                (218,910)      (58,154)   (387,833)      (380,366)

Income tax benefit
 (expense)                     (1,198)           0       (1,198)              0


Net income (loss)           $(220,108)     $(58,154)  $(389,031)     $(380,366)

Net income (loss) per
 common share               $    (.11)     $   (.03)  $    (.20)     $    (.20)











                See note to financial statements.



               Porter McLeod National Retail, Inc.
                     Statement of Cash Flows
                           (Unaudited)

                                            For the Nine Months Ended
                                                   September 30
                                               1996           1995
Cash flows from operating activities:
 Net loss                                  $(389,031)     $(380,366)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation                               7,804           5,147
   Amortization                              64,115         187,840
   Loss on sale of security investments          0           41,743
   Changes in assets and liabilities:
    Receivables                             (57,923)        (63,182)
    Costs and estimated earnings
     in excess of billings on contracts      75,116         894,833
    Prepaid expenses and other              (68,625)         (2,082)
    Accounts payable and accrued expenses   154,808      (1,524,753)
    Payable to affiliates                   (35,812)        (35,549)
    Billings in excess of costs and
     estimated earnings on contracts         33,661         586,641
    Income taxes payable                         0               0
       Net cash (used in) operating
        activities                         (215,887)       (289,728)

Cash flows from investing activities:
 Acquisition of property and equipment     (600,000)              0
 Proceeds from sale of investment
   securities                                     0         357,853
     Net cash (used in) provided by
      investing activities                 (600,000)        357,853

Cash flows from financing activities:
 Cash advances (to) from affiliate                0        (300,974)
 Net proceeds from issuance of stock              0               8
 Net proceeds from mortgage                 598,552               0
    Net cash (used in) provided by
     financing activities                   598,552         300,966

Net increase (decrease)
  in cash and cash equivalents             (217,335)       (232,841)

Cash and cash equivalents -
 beginning of period                        354,050         236,583

Cash and cash equivalents -
 end of period                             $135,715          $3,742



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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.

          Nine Months Ended September 30, 1996 as Compared with the Nine Months Ended September 30, 1995


Results of Operations

Contract Income - The Company experienced a 31% decrease in contract income from $4,134,914 during the nine months ended September 30, 1995 to $2,812,449 for the nine months ended September 30, 1996. During the nine months ended September 30, 1996, contract income was impacted as the management team has focused on implementation of new systems and procedures and negotiations with potential acquisition candidates. The management team continues to focus on negotiated contracts as opposed to the prior emphasis on competitively bid fixed price contracts. The contract income for the nine month period ended September 30, 1996, is representative of the change in focus of the operations of the Company as 79% of the income resulted from negotiated contracts while none of the Company's contract income for the comparable period of 1995 resulted from negotiated contracts. The average size construction project that the Company had under contract at September 30, 1996 was $839,000 as compared to $381,000 as of September 30, 1995.

Contract costs - The efforts of the Company's new management team have resulted in levels of contract costs that are better than the industry average as compiled by the Construction Financial Management Association, which reported a 1995 industry contract cost stated as a percentage of contract income of 91.7% . For the nine months ended September 30, 1996, the Company experienced contract costs, stated as a percentage of contract income, of 88.4%.

Gross Profit - For the first nine months of 1996 the Company realized a gross profit percentage of 11.6% which reflects the impact of new management personnel and improved systems on the estimating, pricing and bidding of projects. The shift in emphasis to negotiated contracts reduces the risk that is attached to competitive bidding for projects. Negotiated contracts complement the business strategy of focusing on renovations and remodeling projects as these type of projects can be negotiated, subcontracted out and completed in a short time frame.

General and Administrative Expenses - The Company's general and administrative expenses are generally fixed in nature. The expenses decreased $58,095 from $815,201 in the first nine months of 1995 to $757,106 during the comparable period of 1996.
Included in the general and administrative expenses for the nine months ended September 30, 1996 is $139,645 of costs attributable to the planned merger (discussed below under Accounts receivable affiliates) and to discussions and negotiations with potential acquisition candidates. Of the decrease in expenses, $80,980 was attributable to a reduction in amortization expenses related to a marketing agreement and an advisory services contract. The Company recognized the impairment of its International Marketing Agreement in 1995 and the asset was written off in its entirety in 1995 under the guidelines of Statement of Financial Accounting Standards No. 121, while the advisory services contract is fully amortized as of September 30, 1996. After adjusting for these non-recurring types of expenses; consulting fees and amortization of marketing and advisory contracts, the Company realized a reduction in general and administrative expenses of $74,010 for the nine months ended September 30, 1996 as compared to the same period in 1995.

Income (Loss) from Operations - The Company experienced a net operating loss of $(389,031) for the nine months ended September
30, 1996 as compared to a loss of $(380,366) for the nine months ended September 30, 1995.


Other Income and Expense - The Company realized $43,038 in interest income for the first nine months of 1996 as compared to $41,731 in interest income during the same reporting period of 1995. However, in 1995 the Company also realized a $41,527 loss from the sale of marketable securities.


Liquidity and Capital Resources

The Company's current assets decreased 40% to $971,148 over the nine months ended September 30, 1996. Current liabilities decreased by 39%, resulting in an increase in the current ratio from 1.50 to 1.67 over the same period. Working capital decreased 42% to $312,892 over the nine month period. The decrease in current assets, current liabilities and working capital resulted from a decrease in the Company's backlog of contracts to be performed from $4,575,777 at September 30, 1995 to $2,434,143 at September 30, 1996. With less construction in process, the relative accounts receivable and accounts payable were at lower levels at September 30, 1996 as compared to the same date in 1995.

Cash and Cash Equivalents - The $897,468 reduction in accounts receivable combined with the $429,360 loss from operations incurred during the nine month period ending September 30, 1996, were the primary causes of the increase from $3,742 to $136,715 in the Company's cash and cash equivalents.

Net Cash Used in Operating Activities - Operating activities used net cash of $215,887 during the nine months ended September 30, 1996 as compared to net cash used in operating activities of $289,728 during the same period of 1995. The decrease in cash usage was attributable to the lower level of construction activity during the comparable nine month periods ending September 30, 1996 and September 30, 1995.

Net Cash from (Used In) Investing Activities - During the nine months ended September 30, 1995, the Company's source of cash provided from investing activities was $357,853 in proceeds from the sale of investment securities. The 1995 transaction resulted in a complete liquidation of the Company's holdings of investment securities. During the nine months ended September 30, 1996 the Company acquired the building in which it maintains offices from The Intermountain Companies, a general partnership of which Bruce Porter and Joseph McLeod are the general partners. The acquisition was made at appraised value of $600,000.

Net Cash From (Used in) Financing Activities - For the nine months ended September 30, 1995, the major use of cash for financing activities was advances made to Porter McLeod Management, Inc. ("PMM") and Porter McLeod Colorado, Inc. ("PMC"), both of which are subsidiaries of Porter McLeod Holdings, Inc. ("PMH"), the Company's major shareholder. During the nine months ended September 30, 1996, the Company realized funds from the financing of the acquisition of the building in which it maintains offices (See above). The financing was for 100% of the purchase price of $600,000. As the following table shows, the Company's investment of capital resources in contract activities decreased due to fewer contracts as well as improved operations, billing and collection systems.

                                               September 30
                                             1996        1995
Accounts receivable - net                 $ 680,771    $1,578,239
Costs and estimated earnings in
 excess of billings on uncompleted
 contracts                                   21,509         9,344
Billings in excess of costs and
 estimated earnings on uncompleted
 contracts                                  (33,661)            0
Total investment in contracts             $ 668,619    $1,587,583

Accounts receivable affiliates - PMM, an affiliate of the Company, owes $805,935 to the Company, representing advances made to PMM with respect to the provision of key administrative services including management, bidding, data processing, accounting, marketing, and cash management services. The increase of $38,517 over the balance due at December 31, 1995 represents interest accrual on that portion of the accounts receivable that is evidenced by the promissory note discussed below. Management believes this relationship to be economically beneficial to the Company through reduced overall administrative costs. PMM does not make any profit with regard to such activities. The Company has made such advances to protect the economic benefits and preserve the above-mentioned business benefits which the Company derives from its dealings with its affiliate. PMM's obligation to repay approximately $605,000 of such advanced funds, plus interest thereon computed at the rate of seven percent per annum, is evidenced by a promissory note providing for payment of said obligation in three annual installments of $201,976, plus accrued interest, commencing on March 31, 1995 and continuing yearly thereafter through 1997. Payment of such indebtedness was guaranteed by PMC, PMH, and by Messrs. Bruce Porter and Joseph McLeod, both of whom are officers and directors of the Company, and the sole shareholders of PMH. PMM failed to pay the first two such installments, and the default created thereby remains in effect through March 31, 1996. Based upon a plan which management began to formulate prior to the time when such installment became due, the Company expects to collect the full amount of such indebtedness through a transfer of ownership of more than 80% of the outstanding common stock of PMC by PMH to the Company, and a merger of PMH, PMC and PMM with and into the Company. Management presently anticipates that the Company's shareholders will be asked to consider and grant approval of such transaction at the annual meeting of stockholders which is scheduled to take place on or about December 1996.

Forward looking statements. - The statements contained in this Report on Form 10-QSB ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Quarterly Report, including, without limitation, the approval of shareholders of the merger transaction (see "Accounts receivable affiliates").


Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits:
               27.0 Financial Data Schedule

          (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

Signature


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Porter McLeod National Retail, Inc.


Dated:         November 14, 1996        By /s/ Joseph R. McLeod
                                         Joseph R. McLeod, President



                                         By /s/ A.J. Shilling A.J. Shilling,
                                          Treasurer and Chief Financial Officer


                                                       Exhibit 27
               Porter McLeod National Retail, Inc.

This schedule contains summary financial information extracted from the financial statements of Porter McLeod National Retail, Inc. for the quarterly period ended September 30, 1996 and is qualified in its entirety by reference to such financial statements.