Form 10KSB40/A
period 1995-12-31
PORTER MCLEOD NATIONAL RETAIL INC
filed 1997-01-08
CIK 892818

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 1995             Commission File Number 0-21998

                      PORTER MCLEOD NATIONAL RETAIL, INC.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                         84-1195628
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                 5895 East Evans Avenue, Denver, Colorado 80222
             (Address and Zip Code of Principal Executive Offices)
                   Issuer's Telephone Number: (303) 756-2227

      Securities Registered Under Section 12(b) of the Exchange Act-. None

         Securities Registered Under Section 12(g) of the Exchange Act
                         Common Stock, $.0001 Par Value

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $5,167,422.

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of April 2, 1996 was approximately $973,500. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates

There were 1,970,666 shares of the registrant's common stock outstanding as of March 20,1996.

                                     PART I
ITEM 1       Business

OVERVIEW OF BUSINESS

        Porter McLeod National Retail Inc. (the "COMPANY") was formed in March, 1992 primarily for the purpose of undertaking construction projects for national retail clients, as well as undertaking other types of construction projects, including projects in Colorado for clients with national operations. See "Description of Business and Properties- Corporate History".

        As a full service general contractor, the Company provides general construction, construction management, design/build, turnkey and multiple retail store improvement and interior construction services primarily for national retail firms. The Company selects, coordinates and manages subcontractors, and provides oversight and supervision of the construction, for specific projects, by working dosely with the retail construction division of its retail client. The largest portion of this work is performed in shopping malls and other shopping centers. The Company's principal executive and administrative offices are located at 5895 East Evans Avenue, Denver, Colorado 80222, telephone number (303) 756-2227.

DESCRIPTION OF BUSINESS

        During 1995, approximately 39% of the Company's projects were obtained by competitive bidding on a fixed price basis, and approximately 61% of its business was obtained through contracts negotiated directly with clients. By comparison, during 1994, approximately 90% of the Company's business resulted from competitive bidding and only approximately 10% resulted from negotiated contracts. The sixfold expansion of business based upon negotiated contracts and the concomitant shrinkage in competitively bid fixed price business marks a significant change of direction regarding the Company's basic business philosophy. Such change primarily resulted from management's conclusion that a focused effort to secure a greater number of negotiated contracts would translate into higher profit margins, while creating more value for its customers, and eliminating the major risk inherent in competitively bid projects, that the Company may invest the time and resources necessary to submit a bid and then lose the contract to a competitor who has submitted a lower bid. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Gross Profits."

        A negotiated contract generally provides for payment based on a "cost-plus" formula. Repeat jobs for the same client are a primary source of negotiated contracts.

        Inasmuch as the nature of the competitive bidding process requires a contractor to be able to prepare accurate fixed bids in a timely manner, the Company has heretofore relied on Porter- McLeod Management, Inc. ("PMM") to perform such services for it. PMM is a wholly owned subsidiary of Porter McLeod Holdings, Inc. ("PMH"). PMH is the holder of 48.82% of the Company's outstanding common stock and is jointly owned by Messrs. Bruce Porter and Joseph McLeod, the Chairman and President, respectively, of the Company. Pursuant to an Administrative Services Agreement among the Company, PMM and Porter McLeod Colorado, Inc. ("PMC") (the "Administrative Services Agreement"), another wholly owned subsidiary of PMH, PMM provides to the Company as and when needed estimators and project managers who are responsible for the preparation of bids. See "Certain Relationships and Related Transactions - Transactions Between the Company and Affiliated Corporations - Administrative Services Agreement." In order to bid on a project or submit a proposal, the Company assembles information from suppliers, obtains bids from potential subcontractors, investigates code requirements, and reviews the client's scheduling needs. The Company prepares the cost estimate for its bid not only by drawing on cost data from other projects, but also by utilizing the Company's self-generated data base of subcontractors in various regional locations. This data base indudes information concerning previous bids and previous work performed on behalf of the Company, including work performed on behalf of the Company's affiliates prior to April 1992, by various subcontractors in that region. In addition to information concerning specific subcontractors, the data base also provides the estimator with information concerning pricing in a particular region. By utilizing this data base and the specific cost information concerning a region, the Company believes it can prepare its bids more effectively and quickly.

        In addition to evaluating a potential project from the perspective of cost and scheduling estimates, the Company also undertakes a client qualification process to determine whether the client appears to be suitable for the Company to undertake the particular project - primarily from a financial perspective. This is accomplished initially through a credit check, review of available financial statements, and oral inquiries made to management of the prospective client. If these procedures reveal the need for additional background review, the Company will pursue it.

        After a contract or a bid has been accepted, the Company assembles a team of subcontractors and assigns a project manager (who is provided by PMM) to the project to supervise all aspects of the construction and completion of the work. Subcontractors generally are based in the project's geographic area, and are hired specifically for the project. The project manager works closely with the construction superintendent who personally oversees the day to day construction of a particular project. Depending upon the size of a project, a project manager may visit the site at least once or twice during the construction period and is in daily communication with the on-site superintendent.

        During the construction period, the Company's supervisory team, consisting of the project manager, a project coordinator, and the superintendent, works closely with the client's construction management department to assure that the project is completed to the client's satisfaction. The Company believes that a good working relationship with the client's personnel is essential to the Company's success and enhances its ability to obtain future business.

        The Company invoices its customers at monthly or other periodic intervals based upon the percentage of work completed, up to 90%. The final 10% of the contract price is paid when the Company delivers to the client the "Closeout" book, including lien waivers from subcontractors, and satisfies all final requirements. The closeout book includes as-built drawings, operating and maintenance manuals, warranty letters from subcontractors, warranties for all equipment installed on the project, lien waivers from all subcontractors, and other details relating to the final completion of the project. At completion of the project, the Company is paid for all changes to the project as originally planned ("change orders"). In addition, the Company provides a full one-year materials and labor warranty with each completed project.

        Pursuant to the Company's arrangement with its subcontractors, the Company is obligated to pay the subcontractors two weeks after the Company receives payment from the client. The Company assumes no liability to the subcontractor for payment in the event that the client fails to pay.

INDUSTRY ENVIRONMENT AND BUSINESS STRATEGY

        Management believes that the current industry environment complements the Company's plan to focus on renovations and remodeling. In recent years, renovations and remodeling have been an increasing portion of the available business for construction companies. Although there is no assurance, management believes that by focusing on renovations and remodeling, the Company will be at a competitive advantage with respect to this growing portion of the construction business for national retail clients. In addition, the Company believes that new construction projects will be undertaken by national retail clients mainly in the western and southwestern United States where the Company is headquartered, and in other states where the Company has traditionally garnered construction projects from its customer base. However, there is no assurance that a meaningful increase in such new construction projects will take place in such geographic regions, or that, if it does, that the Company will be able to secure any or a material number of such projects.

        After the Company completed its initial public offering in 1993, it attempted to implement a strategy to expand its business internationally. In connection therewith, the Company entered into a ten year agreement with an unaffiliated consultant pursuant to which, in consideration for the consultants agreement to (a) locate suitable projects within and without the United States,
(b) facilitate communications between the Company and potential clients, (c) participate in negotiations with such potential clients and (d) assist the Company in formulating bids for such projects, the Company issued 85,000 shares of Common Stock and one option to purchase 100,000 shares of Common Stock at an exercise price of $2.20 per share.

        The Company's inability to undertake any international projects during the period of time between execution of said consulting agreement and the end of 1995, coupled with the decisions made by the Company's senior management in 1995 to concentrate its business focus on negotiated contracts within the United States, and to concomitantly restructure its management team, resulted in the Company's determination that it would not be able to make any material efforts in regard to any projects outside of the United States within any reasonably forseeable period of time. As a result of the foregoing, the Company discontinued its planned international expansion efforts, and determined, in accordance with Statement of Financial Accounting Standards No. 121, that its aforementioned consulting agreement was impaired at December 31, 1995. See "Business - Description of Business;" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-Operating Loss Due to Discontinuance of International Expansion Strategy. "



MARKETING AND COMPETITION

        The Company obtains business primarily through recommendations from existing customers and aggressive national marketing of its services. The Company's primary targeted clients currently are national retailing firms that either have, or are in the process of establishing, retail locations either near to or directly in shopping malls and other shopping centers in numerous locations across the nation. The Company's manager of business development (a PMM employee) contacts retailing firms that meet this profile and attempts to develop continuing relationships with the construction departments of retailing firms with whom the Company desires to work in the future. The Company's vice president of business development also attempts to strengthen relationships with the construction departments of retailing firms with whom the Company has conducted business in the past.

        It is the Company's policy that after an initial project has been completed for a client, the project manager from that project will be available to the client for any future projects. This is a good marketing tool as clients desire to work with supervisory level personnel who have become familiar with the client's needs and preferences. They also appreciate that it reduces the amount of preliminary work and planning that needs to be undertaken on future projects and thereby shortens the time frame for completion.

        The Company believes that shopping mall owners and developers have a more limited budget than in prior years and therefore provide fewer financial incentives in the form of tenant improvement allowances in order to attract prospective retailers to locate in shopping centers. As a result, the retailer is especially concerned with keeping down the costs of interior construction. The Company believes it is able to monitor carefully the costs of tenant finish and remodeling construction, with few costly change orders, while ensuring that the project is completed on schedule without delays. The Company also believes that it is well situated to respond quickly to a client's needs because of its experience-in a number of areas throughout the United States.

        In addition to the Company's primary target of national retailing firms with retail locations in shopping malls and shopping centers, the Company is attempting to obtain projects for stand-alone facilities and contracts for construction of discount retailer facilities, drug stores and commercial build to suit projects. In order to enhance its ability to secure new business from its existing and potential customers, the Company intends to seek permission from its stockholders to merge PMH, PMM and PMC (who are hereinafter collectively referred to as the "Affiliates") with and into the Company. The Company believes that consummation of the intended transaction will provide economies of scale and overhead reductions essential for the Company's achievement and maintenance of profitable operations, and strengthen the Company's financial condition, thereby enhancing its ability to obtain sufficient funding, either through loans or equity financings, to enable it to meet its future capital needs. See "Business - Proposed Merger of PMH, PMM and PMC with the Company."




CORPORATE HISTORY

         Porter McLeod National Retail Inc. was formed in March 1992 (to commence business as of April 1, 1992) as a subsidiary of PMH to undertake construction and remodeling business outside of Colorado, as well as work in Colorado for clients with national operations. In August 1992 The Company changed its state of incorporation from Colorado to Delaware. Also formed in March 1992 (to commence business as of April 1, 1992) as subsidiaries of PMH were PMC, to undertake construction and remodeling in Colorado primarily for commercial office buildings and also for some retail clients who are not involved in more than one geographic area; and PMM, to provide administrative services for PMH and its subsidiaries. See "Certain Relationships and Related Party Transactions".

         Another subsidiary of PMH, Porter-McLeod, Inc. ("PMI"), was formed in 1985, with its office in Denver, Colorado, for the purpose of providing general contracting services, including commercial and retail interior construction and base buildings, for both corporate and retail clients. PMI opened regional offices in Los Angeles, California, and in Sacramento, California. After having opened these two additional offices, PMI operated its business through four divisions: PMN, which operated national retail business through the Denver office; PM Denver, which operated the commercial office space construction business through the Denver office; PMSC, which operated all construction business through the Los Angeles office; and PMNC, which operated all construction business through the Sacramento office. In March 1992, PMI was reorganized and became a subsidiary of PMH, together with PMH's three other subsidiaries. PMI and its subsidiaries, PMN, Inc., PM Denver, Inc., PMSC, Inc., and PMNC, Inc., began phasing out their operations and have not become involved in any new construction projects. In November 1994, involuntary proceedings under Chapter 7 of the Bankruptcy Code were commenced against PMI and its subsidiaries. As of March 31, 1996, such proceedings are pending in the United States Bankruptcy Court for the District of Colorado. See "Legal Proceedings."

PROPOSED MERGER OF PMH, PMM AND PMC WITH THE COMPANY

        The Company intends to hold its 1996 annual meeting of stockholders on or about June 17, 1997. At such meeting, the stockholders will be asked to approve, among other things, a proposal to merge the Affiliates with and into the Company. The stockholders of PMH, and the boards of directors of the constituents to the proposed merger have authorized the consummation of the merger, subject to the Company's receipt of approvals from its stockholders to
(a) to ratify certain transactions pursuant to which the Company advanced an aggregate of $770,123 to PMI (the "Advances"); (b) to authorize the Company to assume a bank indebtedness of PMI in the amount of $616,066 (the "Bank Debt");
(c) to authorize the Company to accept, in satisfaction of such indebtedness and in consideration of such debt assumption, shares of the common stock of PMC having a fair market value of $1,386,189; and (d) approve the merger.

        The Company issued the Advances to PMM in order to provide it with sufficient capital to meet its operating expenses as well as to enable it to satisfy certain debt obligations. The Company made the Advances based upon the belief that by enabling PMM to continue its business operations, the economic benefits which the Company derived from the services provided to it by PMM would be protected. The Bank Debt will become the Company's obligation by operation of law upon consummation of the merger.

           The Company believes that maintaining the operations of PMH and its subsidiaries is unwieldy, has created duplication of expenses and, as such, is not cost efficient. The Company further believes that a consolidation would provide economies of scale and the overhead reductions essential for the Company's achievement and maintenance of profitable operations, and that elimination of the Advances which would result from the consolidation, would provide the Company with a stronger balance sheet, thereby enhancing its ability to obtain sufficient funding, either through loans or equity financings, to enable it to meet its future capital needs.

GOVERNMENT REGULATION

        The Company's business is subject to a variety of governmental regulations and licensing requirements relating to construction activities. Prior to commencing work on a project, the Company is required to obtain building permits and, in some jurisdictions, a general contractor license is required by the state or local licensing authorities. in addition, construction projects are required to meet federal, state and local code requirements relating to construction, building, fire and safety codes. In order to complete a project and obtain a certificate of occupancy, the Company is required to obtain the approval of local authorities confirming compliance with these requirements.

RELIANCE ON MAJOR CUSTOMERS

        During the year ended December 31, 1995, the Company had four customers that accounted for approximately 33%, 18%, 12% and 12%, respectively, of the Company's revenues, and no other customer that accounted for more than 5% of the Company's revenues. Although the loss of any of these customers could have at least a short-term adverse effect on the Company, management believes that the nature of its business and of its customer relationships makes it unlikely that there is a significant probability of loss of a significant customer for which the Company would not be able to obtain compensating business from other sources within a reasonable period thereafter. There is no particular developer, leasing agent or other person or entity with whom the Company's business has been concentrated.

EMPLOYEES

        During 1995, the Company had one salaried executive (whose employment ceased in April 1995) and no other salaried employees. Each of the executives of the Company received his compensation from PMC and/or PMM. See "Executive Compensation." As and when the Company needs project managers, superintendents, financial, marketing, project estimating, project management and/or administrative services personnel, either on a full or part time basis, PMM provides such personnel to the Company from PMM's pool of employees, and the costs associated therewith are paid for by the Company pursuant to the Administrative Services Agreement. See "Certain Relationships and Related Transactions - Administrative Services Agreement." The Company also relies on local subcontractors as well as a base of traveling subcontractors for the eight to ten subcontractors required on each project.

The subcontractors act as independent contractors and are not employees of the Company.

        In the event that the proposed merger of the Affiliates with the Company is approved, the Company will thereupon have four salaried executives and 51 full time employees.

         Each of the Company's officers serves at the pleasure of the Company's Board of Directors. There are no family relationships among the Company's officers and directors.

ITEM 2       PROPERTIES

        The Company occupies, together with PMM and PMC, approximately 7,065 square feet of office space and 6,000 square feet of warehouse space at 5895 East Evans Avenue, Denver, Colorado. The building is owned by a general partnership, the only two general partners of which are Messrs. Porter and McLeod. The Company sublets the space it occupies at the premises from PMM on a month-to-month basis. See "Certain Relationships and Related Transactions."

ITEM 3.      LEGAL PROCEEDINGS

        The Company is involved in the following legal proceedings

        Fetzers' Inc. a Utah corporation vs. Porter McLeod National Retail Inc. a Colorado corporation. Porter McLeod Inc. a Colorado corporation. and First Assurance & Casualty, an action pending in the United States District Court of Utah, Central Division (Civil No. 93-C-366S). Plaintiff, a licensed contractor, entered into a subcontract with PMI to act as PMI's subcontractor in connection with the construction of a store. First Assurance & Casualty provided a payment bond in connection with the project. Plaintiff seeks the sum of $117,004.87, together with interest, attorneys' fees, and court costs against PMI, The Company, and First Assurance. The basis of Fetzers' claim against The Company is that PMI changed its name to Porter McLeod National Retail Inc. In a Motion To Dismiss And Alternative Motion For Summary Judgment dated May 17, 1993, The Company alleged that PMI and the Company are separate entities, that plaintiff entered into a contract with PMI, not the Company, and therefore that the Company is not liable to plaintiff for any amount. The Company's Motion To Dismiss And Alternative Motion For Summary Judgment was denied in October 1993 because there is a factual dispute concerning whether PMI changed its name to Porter McLeod National

Retail Inc. The proceeding currently is stayed due to bankruptcy proceedings of PMI. Management believes this case will not result in any liability to the Company.


        Harvey Sender, Trustee, et al. Against Bruce M. Porter, Joseph R. McLeod, et al. United States Bankruptcy Court for the District of Colorado (Case No. 94-21830 RJB). The trustee in bankruptcy of Porter McLeod, Inc. ("PMI") and its subsidiaries commenced an adversary proceeding on or about March 29, 1996 against the Company, PMH, PMM, PMC, Messrs. Porter and McLeod, and others, alleging among other things, that (A) in or about the first part of 1992, the defendants formulated a plan of reorganization to help PMI to deal with losses that it had suffered in connection with operations it had conducted in 1991 in Southern California; (B) such plan of reorganization included the isolation of "problem contracts" in PMI and its subsidiaries, and the transfer of "good contracts" to the Company, PMH and PMC, which allegedly had been formed for the purpose of implementing such plan; and (C) through a series of allegedly backdated documents, assets belonging to PMI and its subsidiaries were purportedly transferred to the Company, PMC, PMM and PMH for deminimus or non-existent consideration. By reason of such factual allegations, the plaintiffs are seeking (I) to recover all of the assets of PMI which were allegedly transferred without adequate consideration; (II) an accounting of all the assets of PMI and its subsidiaries which were allegedly transferred without adequate consideration; (III) a turnover of the proceeds derived by the defendants from their performance of the "good contracts;" (IV) subordination of the claims of the Company, PMC and PMM to the claims of all other unsecured creditors in PMI's bankruptcy proceedings; (V) damages against the Company, PMH, PMC and PMM for alleged breaches of contract in the aggregate amount of approximately $4.7 million; (VI) unspecified damages and exemplary damages against PMH and Messrs. Porter and McLeod by reason of their alleged breaches of fiduciary duties owed to the plaintiffs; (VII) imposition of constructive trust upon all of the assets of the Company, PMC, PMM, and Messrs. Porter and McLeod by reason of their alleged breaches of fiduciary duties owed to the plaintiffs; (VII) damages in the amount of approximately $5.4 million, plus interest, costs and attorneys' fees, based upon the above-mentioned allegedly wrongful acts purportedly undertaken by the Company, PMC, PMM, and Messrs. Porter and McLeod as part of a civil conspiracy; and (IX) treble damages in the amount of approximately $893,000 , plus interest, costs and attorneys' fees, based upon an alleged conversion and civil theft of the proceeds of checks which were allegedly property of the plaintiffs and deposited into accounts maintained by PMC.

A companion case was simultaneously commenced by the same plaintiffs against the Company, PMH, PMC, and PMM in the District Court for the City and County of Denver, Colorado (Case No. 96 CV 1240) which alleges that the Company, PMH, PMC, and PMM are the successors to all the liabilities of the plaintiffs. By reason thereof, the plaintiffs are seeking (I) judgment against the defendants in the amount of the plaintiffs' indebtedness to their respective creditors, i.e. the aggregate amount of approximately $4.7 million; and (II) preliminary and permanent injunctive relief requiring the defendants to operate only in the normal course of business.



It is the Company's position that (A) the reorganization was undertaken for proper purposes, and was validly and legally executed; (B) none of the assets of the plaintiffs were improperly or illegally transferred to any of the defendants; (C) the plaintiffs received full and fair consideration for any assets transferred to any of the defendants; (D) none of the defendants breached any contractual or fiduciary obligation owed to any of the plaintiffs; and (E) none of the defendants committed any of the wrongful acts alleged against them by the plaintiffs. In addition to the above described substantive defenses, the Company believes that many, if not all, of the claims alleged in both proceedings have been time barred under applicable procedural rules. Accordingly, the Company and other defendants intend to vigorously defend themselves in both proceedings. However, because it appears that the evidence regarding the factual allegations of the Trustee and other plaintiffs will be in sharp dispute as between such parties, and the defendants, until completion of the litigation, the outcome of the bankruptcy and related litigation cannot be predicted



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                    PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. The Company's Common Stock and Common Stock Purchase Warrants are listed on the Nasdaq SmallCap Market under the respective symbols of PMNR and PMNRW.. The ranges of high and low bid quotations for the Common Stock and Warrants during each quarterly period of 1995, is as follows:

                            Common Stock       Warrants
                            ------------       --------
Quarter Ended               High    Low        High    Low
-------------               ----    ---        ----    ----
March 31, 1995             $12.12  $2.12       $8.50   $.75
June 30, 1995                3.50   1.25         .12    .12
September 30, 1995           2.30    .75         .12    .06
December 31, 1995            1.69    .42         .03    .03

         On April 2, 1996, the last reported respective bid price was $1.00 per share for the Common Stock.

         The above quotations reflect inter-dealer prices, without retail mark-up, retail markdown or commission, and may not represent actual transactions.

         (b) Holders. As of April 5, 1996, there were approximately 33 record holders of the Company's Common Stock.

         (c) Dividends. The Company has not paid any cash dividends since its inception. The Company anticipates that all earnings will be retained for development of the Company's business and that no dividends on the Company's Common Stock will be declared in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

RESULTS OF OPERATIONS
CONTRACT INCOME - The Company experienced a 48% decrease in contract income from $9,873,116 during 1994 to $5,167,422 during 1995. Such decrease was due to lower than usual activity during the year, and a concentrated effort to integrate and train new management personnel, and implement new management systems in an effort to generate higher gross margins in the future. In addition, a key client, which generated approximately four million dollars in contract income in 1994, merged with another major retailer with which the Company did not have a current relationship. Despite the decrease in volume, the Company experienced an increase in gross margin dollars and percentage, primarily as a result of bidding more selectively for projects.


The following is an analysis of contract activity for the Company:

                      # of      $ of          Projected
Date              Contracts   Contracts     Gross Profit *
----              ---------   ---------     --------------
 3/31/95              5      $  770,000       $ 112,000
 6/30/95             18       4,900,000         600,000
 9/30/95             12       4,500,000         523,000
12/31/95              3         900,000         124,000
 3/31/96              2         900,000         102,800
 4/30/96              2         550,000          82,500



* Projected Gross Profit represents management's estimate, as of the end of each period indicated, of the amount of gross profit which ultimately should be realized by the Company from all contracts in place at such date. The amount of gross profit which is recognized each quarter, and for 1995 as a whole, depended upon actual costs recorded against actual revenues, and the timing of the recordation of actual costs and the receipt of revenues. For fiscal 1995, gross profits were $590,829.




A review of 1994 and 1995 contract income and gross profits shows the following:



Date                  Gross Revenue        Gross Profit      Gross Profit %
----                  -------------        ------------      --------------
1994 Actual            $9,987,100           $ 298,800              3.0%
1995 Actual             5,167,000             590,800             11.4%
1996 Annualized (1)     4,240,400             443,700             10.5%




The Company has realized greater gross profits both in actual dollars and as a percent of contract income for 1995 as compared to 1994.



         (1) Based on activity and contracts for the quarter ended March 31, 1996. There is no assurance full year operating results will be the same as indicated by the first quarter. See "Forward looking statements."



FORWARD LOOKING STATEMENTS. - The statements contained in this Report on Form 10-KSB ("Annual Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" , both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements.


CONTRACT COSTS - Due primarily to the efforts undertaken by the Company's new management team commencing in or about February 1995, better client selection and improved management systems implemented for the purpose of reducing costs, contract costs, stated as a percentage of contract income, decreased from 97% during 1994 to 88% during 1995.


GROSS PROFIT - As a direct consequence of the above-described cost reduction efforts and the higher profit margins of the contract work that the Company performed in 1995 when compared to its 1994 contract work (11.4% versus 3.0%, respectively), the Company's gross profit increased by approximately 97% from $298,770 for 1994 to $590,829 during 1995. However, in an effort to improve the Company's profitability, the new management team decided in mid- 1995 that it was in the best interest of the Company to greatly reduce the number of projects and hence gross revenues overall, in order to facilitate the transition from the prior management team and focus on implementing systems to increase the profitability of each project. As a result, there were eight contracts in progress at December 31, 1994 versus two at December 31, 1995. Four of those eight contracts negatively impacted earnings during 1995. The average revenue per project increased from $229,607 for the year ended December 31, 1994, compared to $494,368 during 1995. The Company anticipates that its gross profit margin percentages will continue to grow in fiscal 1996 and thereafter. However, no assurance can be given in that regard. For detailed quarterly information on the contracts, see "Contract Income", above.


GENERAL AND ADMINISTRATIVE EXPENSES - The Company's general and administrative expenses are generally fixed in nature, as evidenced by the minimal ($2,642) increase therein which was due primarily to replacement costs associated with the abovementioned transition to the Company's new management team.

OTHER INCOME AND EXPENSE - Primarily as a result of the decrease in interest income, other income decreased from $28,219 during 1994 to $12,788 in 1995.

LOSS DUE TO DISCONTINUANCE OF INTERNATIONAL EXPANSION STRATEGY - The above mentioned increase in gross profit margin, coupled with the Company's ability to keep general and administrative expenses at a relatively fixed level between 1994 and 1995, resulted in a significant improvement in its operational results from a loss of $722,636 in 1994 to a loss of $533,219 in 1995. As a result of the Company's determination to discontinue its prior strategy to expand its operations to encompass international projects (see "Business - Industry Environment And Business Strategy"), the Company has incurred a one time charge to its accumulated deficit, pursuant to Statement of Financial Accounting Standards No. 121, of $1,109,766 with respect to its declared impairment of an international consulting services agreement which it had entered into with an unaffiliated party in 1994. Amortization expense with respect to said agreement amounted to $147,969 and $221,953 during 1994 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company's current ratio substantially improved (1.48 at December 31, 1994 versus 2.58 at December 31, 1995), the Company's current assets decreased 62% to $1,139,755 during 1995 which resulted in a 30% decrease (to $688,617) in working capital during such period. Such reduction in working capital was primarily due to the reduction of contract activity for 1995 when compared to 1994.

CASH AND CASH EQUIVALENTS The improvement in operations signalled by the substantial increases in gross margins and gross profits, and the significant decreases in contract costs and operating losses, resulted in 50% increase in cash and cash equivalents from $236,583 at December 31, 1994 to $354,050 at December 31, 1995.

NET CASH USED IN OPERATING ACTIVITIES - During 1995, net cash used in operating activities decreased by 83% to $150,323, as compared to $888,207 of net cash used in operating activities during the previous year. Such decrease resulted primarily from the collection of contract receivables and payment of operating liabilities.

NET CASH USED IN INVESTING ACTIVITIES - During 1995, the Company's major source of cash provided from investing activities related to the $360,779 proceeds from the sale of investment securities.

NET CASH USED IN FINANCING ACTIVITIES - During 1995, the major use of cash for financing activities was advances made to PMM and PMC, both of which are wholly owned subsidiaries of PMH, the Company's majority shareholder. During 1994, the Company's major source of cash from finance activities related to proceeds from the issuance of common stock.

As the following table shows, the Company's investment of capital resources in contract activities decreased due to fewer contracts (see Contract Income) in addition to improved operations, billing and collection systems.

                                             December 31,  December 31,
                                                1996          1995
                                             ------------  ------------
Accounts receivable - net                    $   609,762   $ 1,145,852
Cost and estimated earnings in excess of
         billings on uncompleted contracts        96,625       904,177
Retainage receivable                              13,086       369,205
Billings in excess of costs and estimated
         earnings on uncompleted contracts          --          (4,245)
                                             -----------   -----------
Total investment in contracts                $   719,473   $ 2,414.989
                                             ===========   ===========

ACCOUNTS RECEIVABLE AFFILIATES - The Company has advanced a total of $770,123 to its affiliate, PMM, which provides key administrative services including management, bidding, data processing, accounting, marketing and cash management services. Management believes this relationship to be economically beneficial to the Company through reduced overall administrative cost. PMM does not make any profit with regard to such activities. The Company made such advances to protect the economic benefits and preserve the above-mentioned business benefits which the Company derives from its dealings with its affiliate. PMM's obligation to repay approximately $605,000 of such advanced funds, plus interest thereon computed at the rate of seven percent per annum, is evidenced by a promissory note providing for payment of said obligation in three annual installments of $201,976, plus accrued interest, commencing on March 31, 1995 and continuing yearly thereafter through 1997. Payment of such indebtedness was guaranteed by PMC, PMM, and by Messrs. Bruce Porter and Joseph McLeod, both of whom are officers and directors of the Company, and the sole shareholders of PMH. PMM failed to pay the first two of such installments, and the default created thereby remains in effect through March 31, 1996. Based upon a plan which management began to formulate prior to the time when such installment became due, the Company expects to correct the full amount of such indebtedness through a merger of the Affiliates with and into the Company. Management presently anticipates that the Company's shareholders will be asked to consider and grant approval of such transaction at the annual meeting of stockholders which is scheduled to take place on or about June 17, 1996. See "Certain Transactions and Related Transactions - Proposed Compensation to the Company With Respect to the Advances and the Aurora Loans."

ITEM 7.      FINANCIAL STATEMENTS

        The Consolidated Financial Statements that constitute Item 7 are attached at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company engaged the services of Ehrhardt Keefe Steiner & Hottman PC ("EKS&H") as its independent accountants with effect on November 30, 1995 (the "Effective Date"). By reason of such new engagement, the services of Lehman, Butterwick & Company, P.C. ("Lehman"), as auditor of the Company's financial statements was terminated as of the Effective Date.

        This change of certifying accountants was implemented solely as a result of the Company's determination that its accounting needs, and the concomitant need for implementation of faster and more sophisticated accounting systems and services utilized by businesses involved in the construction industry warranted its engagement of EKS&H, an accounting firm which possesses the resources and facilities to satisfy those needs.

        Neither of Lehman's reports on the Company's financial statements for either of the Company's past two accounting years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles.

        The decision to change certifying accountants was unanimously approved by the Company's Board of Directors.

        There were no disagreements, at any time during the Company's past two fiscal years, or any later interim period, between the Company and Lehman, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Officers and Directors of the Company are as follows:


Name                                Age              Position
----                                ---              --------

Bruce M. Porter                     36               Chairman of the Board of
                                                     Directors

Joseph R. McLeod                    36               President: Chief Executive
                                                     Officer; and Director

A.J. Shilling                       52               Chief Financial Officer

Michael P. Mitchell                 36               Vice President -
                                                     Sales/Estimating; Secretary

        Mr. Porter has served as the Chairman of the Board of Directors of the Company since its formation in March 1992. He also served as Chief Executive Officer of the Company from May 1993 to January 1995. He served as Chief Executive Officer, Chairman of the Board, and Secretary of PMI during the period commencing with its inception in 1985 through November 30, 1994, the date when involuntary proceedings under Chapter 7 of the Bankruptcy Act were commenced against PMI. Mr. Porter serves as the President and Chairman of the Board of PMH, and served as an officer and director of the subsidiaries of PMI and PMH. Mr. Porter also serves as a general contractor and estimator for the Company and concentrates on business development for the Company. Mr. Porter spends approximately one third of his time on the business of the Company. From July 1983 until 1985, Mr. Porter served as Manager of Sales for C. Lombardi Construction where he assisted with estimating and contract negotiations. Prior to 1983, Mr. Porter was associated with Amoco Production from December 1982 to July 1983 as a Field Operator and with the Magcobar Division of Dresser Industries from July 1981 to December 1982 as a Sales Engineer. Mr. Porter received a B.S. degree in Geology from Adams State College in Alamosa, Colorado with a minor in Marketing. Mr. Porter is a member of the Associated General Contractors of America, the National Association of Industrial and Office Parks, the Denver Metro Building Owners and Managers Association, the International Counsel of Shopping Centers, the Greater Denver Chamber of Commerce, and the Colorado Association of Commerce and Industry. Mr. Porter also is involved in many civic organizations, including Denver Rotary Club, Capitol Hill Community Services, Special Wish Foundation, and Anchor Center For The Blind.

        Mr. McLeod has served as President and Chief Executive Officer of the Company since January 1995 and as a director of the Company since its formation in March 1992. Mr. McLeod also serves as the Vice President and a director of PMH, and is an officer and a director of its subsidiaries. In addition, Mr. McLeod was the President and a director of PMI, and an officer and director of its subsidiaries during the period commencing with their inception through commencement of Chapter 7 proceedings against it. In addition to his duties as an officer and director, Mr. McLeod served as a general contractor and project manager for the Company and is responsible for overall direction of the construction operations of the Company. From 1984 until 1985, Mr. McLeod served as a Regional Construction Manager with Lerner Corp. Stores of America in New York. From 1982 until 1984, Mr. McLeod served as a Field Operations Manager for
C. Lombardi Construction in Colorado, and from 1981 until 1982 in an operations training program of Halliburton Services, the parent company of Brown & Root Construction, in Rock Springs, Wyoming. Mr. McLeod received a B.S. degree in Construction Management from Montana State University. Mr. McLeod is a member of the Associated General Contractors of America, the Retail Contractors Association, of which he is a Charter Member, Secretary and Treasurer, the Greater Denver Chamber Of Commerce, and the Colorado Association Of Commerce And Industry for which he served as the "50 For Colorado" representative in 1991.

        Mr. Shilling has served as the Company's Chief Financial Officer since February 1996. He spends approximately 50% of his time on the business of the Company. He also serves as Chief Financial Officer of PMM and PMC. From May 1993 though January 1996, Mr. Shilling served as Chief Financial Officer of Perlmutter & Co., a large privately owned shopping center developer and management company located in Denver, Colorado. Mr. Shilling was Chief Financial Officer of Pacific Adult Communities, Inc. a senior housing developer in the California market from February 1988 through April 1993. Mr. Shilling received a B.S. degree in Accounting and an M.B.A. from the University of Colorado.

        Mr. Mitchell served as the Vice President For Business Development of the Company since the Company's formation in March 1992 until January 1995. Mr. Mitchell now serves as Vice President - Sales/Estimating. Mr. Mitchell spends substantially all his business time on the affairs of the Company. From December 1988 through March 1992, Mr. Mitchell served as the Vice President For Business Development of PMI. From June 1987 through December 1988, Mr. Mitchell served as the Manager of Business Development for PMI. Mr. Mitchell received a B.S. degree in Business Administration from the University of Montana. Mr. Mitchell is a member of the Building Owners Management Association, the International Council Of Shopping Centers, and the National Association of Industrial And Office Parks.


       Mr. Stephen J. Dow resigned as a Director of the Company upon his voluntary resignation as an officer and employee of the Company on April 14, 1995. Mr. William T. Kyle resigned as a Director of the Company upon his voluntary resignation as an officer and employee of the Company on September 18, 1995. Neither Mr. Dow nor Mr. Kyle resigned because of any disagreement with the Company on any matter relating to the Company's operation, policies or practices.


        No family relationships exist between or among any of the Company's officers and directors.

ITEM 10.     EXECUTIVE COMPENSATION

        The following table sets forth compensation awarded to, eamed by or paid to the Chief Executive Officer. No other executive of the Company earned a salary and bonus of more than $100,000. Information with respect to salary, bonus, other annual compensation, restricted stock and options is induded for the years ended December 31, 1995, 1994 and 1993. No executive of the Company has received a grant of restricted stock, options or SARS, or received payments which may be categorized as "LTIP Payouts"

                           SUMMARY COMPENSATION TABLE

                                                                          Other                        Securities
Name and                                                                  Annual         Restricted    Underlying
Principal                                                                 Compen-          Stock        Options/
Position                             Year      Salary($)    Bonus($)     sation ($)(1)    Awards($)      SARs (#)

Joseph R.McLeod, CEO(2)              1995       $30,000        -        $14,054               -             -
Bruce Porter,
CEO (3)                              1994       $32,693        -          7,500               -             -
                                     1993        28,435        -          8,410               -             -

-----------------------

(1) Other annual compensation includes health insurance premiums and other benefit payments.

(2) Assumed positions of President and Chief Executive Officer in January 1995. Mr. McLeod's compensation for services rendered to the Company for the year ended December 31, 1995 was allocated to the Company pursuant to the Administrative Services Agreement. The aggregate compensation paid to Mr. McLeod during said year was salary in the. amount of $60,000, plus other compensation in the amount of $28,108, of which $30,000 and $14,054, respectively, were allocated to the Company. No other compensation was paid to Mr.
        McLeod for services rendered to the Company.

(3) Mr. Porter's compensation for services rendered to the Company for the two years ended December 31, 1993 and 1994 was paid by PMM and was allocated to the Company pursuant to the Administrative Services Agreement. Mr. Porter also received compensation from PMI and PMM for services performed for those entities during the same two years, and from PMM for services performed for that entity in 1995. The aggregate amount of salary and other annual compensation paid to Mr. Porter by PMI and PMM in 1993 and 1994 was $71,509 and $74,843, respectively, of which $28,435 and $32,693 of salary, respectively, and $8,410 and $7,500, of other compensation, respectively, was allocated to the Company, and paid by the Company to PMI and/or PMM. The aggregate amount of salary and other annual compensation paid to Mr. Porter by PMM in 1995 was $60,000 and $28,108, respectively, of which $30,000 and $14,054, respectively, were allocated to the Company, and paid by the Company to PMI and/or PMM. No other compensation was paid to Mr. Porter for services rendered to the Company.

         Compensation Of Directors.

         The Company has no standard or other arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

         Employment Contracts And Termination Of Employment And Change-In Control Arrangements

         The Company does not have any written employment contracts with respect to any of its executive officers. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company and its subsidiaries or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth the holdings of the Common Stock of the Company as of April 10, 1996 by (1) each person or entity known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock of the Company; (2) each director and executive officer; and (3) all directors and executive officers as a group. All of the holders of the Company's Common Stock are entitled to one vote per share.

Name and Address                         Number of Shares          Percent
Beneficial Owner                        Beneficially Owned          Owned
----------------                        ------------------         -------
Porter McLeod Holdings, Inc.                 962,166                48.82%

Directors and Executive Officers

Joseph R. McLeod                             962,166 (1)            48.82%
5895 E. Evans Avenue
Denver, CO 80222

Michael P. Mitchell                           35,000                 1.76%
5895 E. Evans Avenue
Denver, CO 80222

Bruce M. Porter                              962,166(1)             48.82%
5895 E. Evans Avenue
Denver, CO 80222

All Directors
and Executive Officers
as a Group (4 persons)                       977,166                50.60%

--------------------

(1)     Mr. McLeod is President, a director and a 50% shareholder of PMH.
        Mr. Porter is Chief Executive Officer, a director and a 50% shareholder of PMH. Each of Messrs. McLeod and Porter is deemed to be the beneficial owner of the shares of the Company's Common Stock owned by PMH The shares of PMH owned by Messrs. McLeod and Porter have been pledged to secure certain commercial loan obligations of PMM. In the event PMM defaults under such loan obligations, or in the event that the proposed merger of the Affiliates with the Company is consummated, if the Company were to so default, the lender would be entitled to foreclose on its security interest in these shares. If this were to occur, it would result in a change in control of the Company.

 ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The related transactions described below ("Related Transactions") arose from various transactions and arrangements between and among the Company, PMH, PMC, PMM and PMI. However, as a consequence of the involuntary petition filed against PMI pursuant to Chapter 7 of the United States Bankruptcy Code, all agreements between PMI and the Company were either terminated or the obligations of PMI were assumed by PMM, PMC or PMH. In the event that the proposed merger of the Affiliates with the Company is consummated, the relationships described below will be discontinued, except for the office lease transaction.

TRANSACTIONS BETWEEN THE COMPANY AND AFFILIATES

        Following its incorporation in March 1992, the Company entered into a series of transactions and arrangements with affiliated corporations in order to establish and operate its business. These transactions and arrangements are described below. There has been no independent determination of the fairness and reasonableness of the terms of these transactions. However, the Company's management believes that the terms of these transactions are fair and reasonable due to the fact that the Company would be required to pay at least as much to third parties as the Company pays to PMM for rent, equipment, services, and overhead expenses pursuant to these arrangements and because management believes the other terms of the arrangements are at least as favorable to the Company as the terms that would be available from third parties.

        The Company heretofore acknowledged that its arrangements with PMM, PMH and/or PMC (collectively, the "affiliates") could lead to conflicts in the fiduciary obligations of the officers and directors who serve on behalf of those corporations. In an effort to reconcile both the potential conflicts of interest and the usurping of corporate opportunities among the Company and one or more of the affiliates, the Company and those entities entered into a conflicts of interest agreement concerning the division of the types of construction business that would be performed by each of them. This agreement is described below. The Company and said affiliates have no other agreements or procedures in place concerning the exercise of the fiduciary obligations of the officers and directors of the respective corporations. In the event that a conflict were to arise that is not covered by the conflicts of interest agreement, the Company believes that the exercise of the fiduciary obligations of the officers and directors of the Company win resolve any conflicts of interest between it and its affiliates in a manner consistent with their respective fidudary obligations to the Company.

        Conflicts Of Interest Agreement. PMH and PMC have committed to refer to the Company any construction business with the Company's customers, including customers of the Company with operations both within and without Colorado. A conflicts of interest agreement to this effect has been entered into between the Company and each of PMH and PMC.

        Agreement To Provide Services. Pursuant to an Agreement to Provide Services which the Company executed with PMM, the Company is obligated to supply certain project management, administration and other forms of labor requested by PMM, in order to supervise and undertake various construction projects which PMM has agreed to complete as agent for other parties. As compensation for its services, the Company agreed to receive an amount equal to the actual labor costs incurred by the Company, including actual wages, salaries, insurance, taxes, subcontractor costs, and other direct labor costs associated with the personnel performing services in connection with the contract, together with an amount equal to 15 percent of the aggregate amount of those costs and of any other subcontractor costs incurred with respect to the project.

        Administrative Services Agreement. PMM provides the Company and PMC with certain services including project cost estimating, project management, accounting, billing, invoicing, marketing, business development, personnel services, banking, debt service and interest, bonding, insurance, overhead administration, and providing use of computer hardware and software. For these services, PMM charges the Company and PMC for PMM's actual costs to provide these services, including allocations of all overhead items such as telephone, electricity, rent, salaries, insurance, taxes and other items. The aggregate allocable cost to the Company for these services was $195,048 for 1994 and 1995. In addition, the Company is obligated to reimburse PMM for amounts paid to third parties by PMM on behalf of the Company; such amounts were $91,058 in 1994 and $228,750 in 1995. Allocations of PMM's costs are made between PMC and the Company each month based on the ratio of their respective revenues.

        Office Lease. The building in which the Company's offices are located is owned by The Intermountain Companies ("Intermountain"), a general partnership of which Bruce Porter and Joseph McLeod are the general partners. The offices of PMH, PMM and PMC also are located in the building. The building consists of approximately 7,065 square feet of office space and 6,000 square feet of warehouse space. PMM leases the building from Intermountain at the rate of $6,580 per month. PMH, PMC and the Company have agreed that the cost of the space should be allocated 50% to PMC, 25% to PMM and 25% to the Company. The rental charge to the Company is $1,645 per month for its 25% share of the lease. The obligations of the Company, PMC and PMM are on a month-to-month basis. In the event that the merger of the Affiliates with the Company is consummated, the Company shall become the tenant under the lease.

        Assumption by the Company of Certain PMC Contracts. The Company agreed to assume all obligations under certain contracts previously entered into by PMC with clients with national operations. The respective Boards Of Directors of the Company and PMC determined that because future construction projects for these clients would likely be in various locations throughout the United States, the Company would be better suited to undertake any such projects and that by having the Company assume the current contracts the dients would have an opportunity to become familiar with the Company. Pursuant to the agreement between PMC and the Company, the Company has agreed to complete all obligations under these current contracts, effective as of the commencement date of each respective contract. The Company will pay PMC a fee for each contract equal to 75% of the profit from that contract. Profit is to be determined by subtracting from all revenues received with respect to each contract all costs and expenses incurred in connection with each contract, including material, labor, subcontractor and other costs, as well as an costs, including overhead, that are allocable to the Company under the Administrative Services Agreement (described above) as a result of the Company's performance of the contracts assigned from PMC. If, after application of these costs, there is no profit from a contract, PMC will not receive any fee from the Company. To the extent that there is a loss for a particular contract, that loss is to be borne by the Company and not by PMC.

        Transactions with Aurora National Bank. During 1991, PMI entered into two separate loan agreements with Aurora National Bank ("Aurora"). On February 4, 1991, PMI entered into a Credit Line Agreement with Aurora pursuant to which PMI borrowed an aggregate of $1,000,000 (the "Credit Loan"). The Credit Loan is partially guaranteed by the Small Business Administration ("SBA") and is evidenced by PMI's promissory note in the principal amount of $1,000,000. The promissory note is payable seven years from February 4, 1991 with monthly installments of prindpal and interest of $17,922. Interest accrues at the rate of 12.5% per annum and is adjusted up or down on the first business day of each quarter following the disbursement of funds to PMI under the Credit Loan and on the first business day of each quarter thereafter by adding two and one-half percentage points to the lowest New York prime rate as published in the Wall Street journal. In the event of PMI's default under the Credit Loan, upon the SBA"s purchase of its guaranteed portion of the Credit Loan, the rate of interest is fixed at the rate in effect as of the initial date of default. The Credit Loan is guaranteed by PMC, PMH, PMM and certain affiliates of PMI.

         On March 11, 1991 PMI entered into a Term Loan Agreement with Aurora pursuant to which PMI borrowed an aggregate of $252,528 (the "Term Loan," the Credit Loan and the Term Loan are sometimes referred to hereinafter as the "Aurora Loans"). The Term Loan was refinanced in November, 1994, and, as a consequence thereof, the principal amount of the

Term Loan was reduced to $247,500 and the maturity date was extended to November 11, 1995. The Term Loan is evidenced by PMI's promissory note in the principal amount of $247,500. The promissory note provides for monthly payments of interest only charged at Aurora's index rate as announced from time to time with the initial monthly rate set at 9.75%. The promissory note was guaranteed by PMM, PMC, PMH, Bruce Porter, Joseph McLeod and certain affiliates of PMI.

         On November 30, 1994, involuntary proceedings under Chapter 7 of the United States Bankruptcy Code were commenced against PMI and its subsidiaries. As a consequence of the commencement of such proceedings, PMM and PMC, in their capacities as guarantors of the Aurora Loans, assumed PMI's payment obligations. The Company has advanced PMM the necessary funds to enable it to meet the periodic payment obligations under the Aurora Loans. See "Advances to PMC and PMM." Subsequent to November 11, 1995, the maturity date of the Term Loan, PMM advised Aurora that it did not have sufficient funds to pay the principal balance of the Term Loan and accrued interest. Although PMM is in default with respect to the Term Loan, Aurora has informally agreed to accept quarterly payments of interest with respect to the Term Loan pending approval by its loan committee of PMM's request to extend the maturity date of the Term Loan up to and including December 31, 1996. In the event that the merger of the Affiliates with the Company is consummated, the Company shall assume the obligations of PMM and PMC with respect to the Aurora Loans. The aggregate amount of such obligations as of March 31, 1996 was $616,066.

        Advances to PMC And PMM. During the months of July through November 1993, the Company paid certain expenses on behalf of PMM and made certain cash advances to PMC which, after deducting the amount of other transactions between each of them, resulted in PMC's owing $380,150, and PMM's owing $405,010, to the Company. In December 1993, a number of transactions occurred between and among the Company, PMC and PMM by which various accounts and notes were assigned, consolidated and offset. As a result of these transactions, PMM owed the Company $605,928, which amount is represented by a promissory note from PMM to the Company dated as of December 31, 1993 (the "Note"). This Note, which accrues interest at the rate of seven percent per annum, is payable in three equal payments of principal, together with all accrued interest to the respective dates of payment, which are March 31, 1995, March 31, 1996, and March 31, 1997. PMM is in default. with respect to the March 31, 1995 and 1996 principal payments. The Company does not intend to exercise the rights granted to it in the event of a default under the Note. Payment of the Note has been secured by the personal guarantees of Bruce Porter and Joseph McLeod. In addition to its indebtedness under the Note which, as of March 31, 1996 amounted to $677,126, PMM is also indebted to the Company for an additional $92,997 incurred as a result of advances made by the Company to PMM during the year ended December 31, 1995 in order to enable PMM to meet its obligations with respect to the Aurora Loans. As a result of the foregoing, as of March 31, 1996, PMM was indebted to the Company in the aggregate amount of $770,123 (the "Advances"). In the event that the merger of the Affiliates with the Company is consummated, the Company"s entitlement to receive payment with respect to the Advances will be extinguished.

        Proposed Compensation to the Company With Respect to the Advances and the Aurora Loans. At the Company's annual meeting of stockholders to be held on or about June 17, 1996, the stockholders will be asked to (a) ratify the transactions by which the Advances were created, and (b) authorize the Company to accept, in satisfaction of such indebtedness and in consideration of its assumption of the Aurora Loans, a transfer by PMH of shares of the common stock of PMC having a fair market value of $1,386,189. As a result of such transaction, the Company will become the owner of approximately 82% of PMC's outstanding common stock. If the stockholders approve the foregoing transactions, and they also authorize the merger of the Affiliates with the Company, Messrs. Porter and McLeod will receive additional shares of the Company's unregistered common stock equal in value to the approximately 18% of PMC which the Company will be acquiring as a result of the merger. The Company believes that the value of such common stock will be approximately $314,000.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Number            Description

3.1(a) Certificate Of Incorporation filed with the Delaware Secretary Of State on August 10, 1992 (incorporated by reference from
                  Exhibit 3.1 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

3.1(b) Certificate Of Amendment To The Certificate Of Incorporation filed with the Delaware Secretary Of State on or about May 11, 1993 (incorporated by reference from Exhibit 3.1(b) of Amendment No. 3 to the Registrant's Registration Statement on Form SB-2 filed May 14, 1993).

3.2 Bylaws (incorporated by reference from Exhibit 3.2 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.1 Lease Agreement dated as of April 1, 1992 between The Intermountain Companies and PMM (incorporated by reference from Exhibit 10.1 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.2 Sublease Agreement dated as of April 1, 1992 between PMM, Registrant, PMI, PMH, PMN, Inc. ("PMN"), PM Denver, Inc. ("PM Denver"), PMNC, Inc. ("PMNC"), PMSC, Inc. ("PMSC"), and PMC (incorporated by reference from Exhibit 10.2 of Registrant's Registration Statement on Form SB-2 filed September 29,
                  1992).

10.3 Conflicts Of Interest Agreement dated August 26, 1992 between and among PMH, the Registrant, and PMC (incorporated by reference from Exhibit 10.3 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.4 Assignment And Assumption Agreement And Bill Of Sale dated April 1, 1992 between PMI and PMN (incorporated by reference from Exhibit 10.4 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.5 Assignment And Assumption Agreement And Bill Of Sale dated April 1, 1992 between PMI and PMSC (incorporated by reference from Exhibit 10.5 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.6 Assignment And Assumption Agreement And Bill Of Sale dated April 1, 1992 between PMI and PM Denver (incorporated by reference from Exhibit 10.6 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).


10.7 Assignment And Assumption Agreement And Bill Of Sale dated April 1, 1992 between PMI and PMNC (incorporated by reference from Exhibit 10.7 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.8 Assignment Agreement And Bill Of Sale dated April 2, 1992 between PM Denver and the Registrant (incorporated by reference from Exhibit 10.8 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.9 Assignment Agreement And Bill Of Sale dated April 2,1992 between PMN and the Registrant (incorporated by reference from Exhibit 10.9 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.10 Assignment Agreement And Bill Of Sale dated April 2, 1992 between PMSC and PMI (incorporated by reference from Exhibit
                  10.10 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.11 Assignment Agreement And Bill Of Sale dated April 2, 1992 between PM Denver and PMC (incorporated by reference from Exhibit 10.11 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.12 Assignment Agreement And Bill Of Sale dated April 2, 1992 between PMNC and PMI (incorporated by reference from Exhibit
                  10.12 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.13 Lease Of Personal Property dated April 3, 1992 between PMI and PMM (incorporated by reference from Exhibit 10.13 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.14(a) Agreement To Provide Services dated April 4, 1992 between PMM and the Registrant (incorporated by reference from Exhibit 1O.'14(a) of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.14(b) Amendment No. 1 dated as of April 4, 1992 to Agreement To Provide Services between PMM and the Registrant (incorporated by reference from Exhibit 10.14(b) of Registrant's Registration Statement on Form SB-2 filed September 29,
                  1992).

10.14(c) Amendment No. 2 dated April 29, 1993, to be effective as of April 4, 1992, to Agreement To Provide Services Between PMM and the Registrant (incorporated by reference from Exhibit 10.14(c) of Amendment No. 3 to Registrant's Registration Statement on Form SB-2 filed May 14,1993).

10.15 Agreement To Provide Services dated April 4, 1992 between PMM and PMC (incorporated by reference from Exhibit 10.15 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.16 Management Agreement dated April 4, 1992 between PMM and PM Denver (incorporated by reference from Exhibit 10.16 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.17(a) Management Agreement dated April 4, 1992 between PMM and PMN (incorporated by reference from Exhibit 10.17 of Registrant's Registration Statement on Form SB- 2 filed September 29,
                  1992).

10-17(b) Amendment No. 1 dated April 29, 1993, to be effective as of April 4, 1992, to Management Agreement between PMM and PMN (incorporated by reference from Exhibit 10.17(b) of Amendment No. 3 to Registrant's Registration Statement on Form SB-2 filed May 14, 1993).

10.18 Management Agreement dated April 4, 1992 between PMM and PMSC (incorporated by reference from Exhibit 10.18 of Registrant's Registration Statement on Form SB-2 filed September 29,
                  1992).

10.19 Management Agreement dated April 4, 1992 between PMM and PMNC (incorporated by reference from Exhibit 10.19 of Registrant's Registration Statement on Form SB-2 filed September 29,
                  1992).

10.20(a) Promissory Note dated May 12, 1992 from Registrant to PMM in face amount of $5,000 (incorporated by reference from Exhibit 10.20(a) of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.20(b) Promissory Note dated May 19, 1992 from Registrant to PMM in face amount of $7,500 (incorporated by reference from Exhibit 10.20(b) of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.20(c) Promissory Note dated May 20, 1992 from Registrant to PMM in face amount of $ 10,000 (incorporated by reference from Exhibit 10.20(c) of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.20(d) Promissory Note dated May 22, 1992 from Registrant to PMM in face amount of $5,000 (incorporated by reference from Exhibit 10.20(d) of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.20(e) Promissory Note dated May 27, 1992 from Registrant to PMM in face amount of $5,000 (incorporated by reference from Exhibit 10.20(e) of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10.21 Administration And Allocation Agreement dated August 27, 1992 between and among Registrant, PMC, PMI, PM Denver, PMN, PMNC, PMSC, and PMM (incorporated by reference from Exhibit 10.21 of Registrant's Registration Statement on Form SB-2 filed September 29, 1992).

10-22(a) Agreement dated April 29,1993 between PMC and Registrant concerning assumption of certain PMC contracts by Registrant (incorporated by reference from Exhibit 10.22 of Amendment No. 3 to Registrant's Registration Statement on Form SB-2 filed May 14,1993) .

10.22(b) Amendment No. I dated May 25, 1993, to be effective as of April 29, 1993, to Agreement dated April 20, 1993 between PMC and Registrant concerning assumption of certain PMC contracts by Registrant (incorporated by reference from Exhibit 10.22(b) of Amendment No. 4 to Registrant's Registration Statement on Form SB-2 filed May 26, 1993).

10.23 Payment Agreement dated as of April 30, 1993 between Registrant and PMM (incorporated by reference from Exhibit
                  10.23 of Amendment No. 3 to Registrant's Registration Statement on Form SB-2 filed May 14, 1993).

10.24(a) Payment Agreement dated as of April 30, 1993 between Registrant and PMC (incorporated by reference from Exhibit
                  10.24 of Amendment No. 3 to Registrant's Registration Statement on Form SB-2 filed May 14, 1993).

10.24(b) Amendment No. 1 dated May 25, 1993, to be effective as of April 30, 1993, to the Payment Agreement dated as of April 30, 1993 between Registrant and PMC (incorporated by reference from Exhibit 10.24(b) of Amendment No. 4 to Registrant's Registration Statement on Form SB-2 filed May 26, 1993).

10.25(a) Payment Agreement dated as of April 30, 1993 between Registrant and PM Denver (incorporated by reference from Exhibit 10.25 of Amendment No. 3 to Registrant's Registration Statement on Form SB-2 filed May 14, 1993).

10.25(b) Amendment No. 1 dated June 8, 1993, to be effective as of April 30, 1993, to the Payment Agreement dated as of April 30, 1993 between Registrant and PM Denver (incorporated by reference from Exhibit 10.25(b) of Amendment No. 4 to Registrant's Registration Statement on Form SB-2 filed May 26,19 ).

10.26 Payment Agreement dated as of April 30, 1993 between Registrant and PNH (incorporated by reference from Exhibit 10-26 of Amendment No. 3 to Registrant's Registration Statement on Form SB-2 filed May 14, 1993).

10.27 Payment Agreement dated as of April 30, 1993 between Registrant and PMN (incorporated by reference from Exhibit
                  10.27 of Amendment No. 3 to Registrant's Registration Statement on Form SB-2 filed May 14, 1993).

10.28 Promissory Note issued by PMM to the Company in the face amount of $605,928 dated as of December 31,1993 (incorporated by reference from Exhibit 10.28 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

10.29 Guaranty Agreement between PMC and the Company dated as of December 31, 1993 (incorporated by reference from Exhibit
                  10.29 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

10.30 Guaranty Agreement between PMH and the Company dated as of December 31, 1993 (incorporated by reference from Exhibit
                  10.30 to Registrant"S Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

10.31 Consulting Agreement dated as of August 25, 1994 to be effective as of May 9, 1994, between the Company and Martin Kelly, superseding the Employment Agreement dated as of May 9, 1994, between the Company and Martin Kelly.

(b)               Reports On Form 8-K.

                  During the quarter ended December 31, 1995, the Company filed one report on Form 8-K reporting the change of its auditors which occurred on November 30, 1995.

                      PORTER MCLEOD NATIONAL RETAIL, INC.





                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

Independent Auditors' Report..............................................F - 1

Independent Auditors' Report..............................................F - 2

Financial Statements

      Balance Sheets......................................................F - 3

      Statements of Operations............................................F - 4

      Statements of Stockholders' Equity..................................F - 5

      Statements of Cash Flows............................................F - 6

Notes to Financial Statements.............................................F - 7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Porter McLeod National Retail, Inc.
Lakewood, Colorado


We have audited the accompanying balance sheet of Porter McLeod National Retail, Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Porter McLeod National Retail, Inc. as of December 31, 1994 were audited by other auditors whose report dated February 10, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Porter McLeod National Retail, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                             Ehrhardt Keefe Steiner & Hottman PC
April 3, 1996
Denver, Colorado

Board of Directors
Porter McLeod National Retail, Inc.


We have audited the accompanying balance sheets of Porter McLeod National Retail, Inc. as of December 31, 1994 and 1993, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above to present fairly, in all material respects, the financial position of Porter McLeod National Retail, Inc. as of December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          /s/ Lehman, Butterwick & Company, P.C.


Denver, Colorado
February 10, 1995

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                                 BALANCE SHEETS


                                                                                                       December 31,
                                                                                      ----------------------------------------
                                                                                           1995                      1994
                                                                                      --------------             -------------
                                                              ASSETS
Current assets
    Cash and cash equivalents                                                         $      354,050             $     236,583
    Investment securities available for sale, net (Note 4)                                         -                   348,384
    Accounts receivable, less allowance for doubtful accounts of $20,000 in
     1995 and 1994                                                                           609,762                 1,145,852
    Retainage receivable                                                                      13,086                   369,205
    Costs and estimated earnings in excess of billings (Note 2)                               96,625                   904,177
    Prepaid expenses and other                                                                66,232                    23,411
                                                                                      --------------             -------------
           Total current assets                                                            1,139,755                 3,027,612
                                                                                      --------------             -------------

Property and equipment
    Office furniture and equipment                                                            21,278                    21,278
    Leasehold improvements                                                                    34,634                    34,634
                                                                                      --------------             -------------
                                                                                              55,912                    55,912
    Less accumulated depreciation                                                            (21,655)                  (14,843)
                                                                                      --------------             -------------
           Total property and equipment                                                       34,257                    41,069
                                                                                      --------------             -------------

Other assets
    Note receivable from affiliate (Note 10)                                                 677,126                   677,126
    Advances to affiliates (Note 10)                                                          92,997                         -
                                                                                      --------------             -------------
           Total other assets                                                                770,123                   677,126
                                                                                      --------------             -------------

Total assets                                                                          $    1,944,135             $   3,745,807
                                                                                      ==============             =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                             $      451,138             $   2,010,770
    Billings in excess of costs and estimated earnings contracts                                   -                     4,245
    Payables to affiliates (Note 10)                                                               -                    33,287
                                                                                      --------------             -------------
           Total current liabilities                                                         451,138                 2,048,302
                                                                                      --------------             -------------

Commitments and contingencies (Notes 6, 8 and 9)

Stockholders' equity
    Preferred stock, $.001 par value, 100,000 authorized - no shares issued
     and outstanding                                                                               -                         -
    Common stock, $.0001 par value, authorized - 3,000,000 shares - issued
     and outstanding; 1,970,666 (1995) and 1,885,666 (1994)                                      197                       189
    Additional paid-in capital                                                             3,931,116                 3,824,249
    Accumulated deficit                                                                   (2,374,199)                 (744,002)
    Unrealized holding loss (Note 4)                                                               -                   (51,212)
    Consulting agreement (Note 7)                                                            (64,117)                        -
    International marketing contract (Note 7)                                                      -                (1,331,719)
                                                                                      --------------             -------------
           Total stockholders' equity                                                      1,492,997                 1,697,505
                                                                                      --------------             -------------

Total liabilities and stockholders' equity                                            $    1,944,135             $   3,745,807
                                                                                      ==============             =============


                       See notes to financial statements.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                            STATEMENTS OF OPERATIONS


                                                                  Years Ended
                                                                  December 31,
                                                           --------------------------
                                                              1995           1994
                                                           -----------    -----------

Contract revenues                                          $ 5,167,422    $ 9,873,116
Cost of contract revenues                                    4,576,593      9,574,346
                                                           -----------    -----------

       Gross profit                                            590,829        298,770
                                                           -----------    -----------

General and administrative expenses                          1,124,048      1,021,406
Interest income                                                (54,531)        (91,268)
Loss on sale of investment securities                           41,743         53,072
Other expense                                                       --          9,977
Impairment of international marketing agreement (Note 7)     1,109,766             --
                                                           -----------    -----------
                                                             2,221,026        993,187
                                                           -----------    -----------

Loss before income taxes                                    (1,630,197)      (694,417)

Income tax benefit (Note 5)                                         --         12,102
                                                           -----------    -----------

Net income (loss)                                          $(1,630,197)   $  (682,315)
                                                           ===========    ===========


Net income (loss) per common share                         $      (.85)   $      (.37)
                                                           ===========    ===========

Weighted average number of shares outstanding                1,923,999      1,823,999
                                                           ===========    ===========


                       See notes to financial statements.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                    Common Stock         Additional                    Unrealized  International
                                              -----------------------     Paid-in       Accumulated      Holding     Marketing
                                                Shares      Amount        Capital         Deficit         Loss       Contract
                                              ---------  ------------   -----------    ------------   -----------  -------------

Balances at December 31, 1993                 1,700,666   $       170   $ 2,124,580    $   (48,305)   $        --  $          --

Distribution of net assets due to
  reorganization                                     --            --            --        (13,382)            --             --

Issuance of common stock for marketing
  services at $9.1875 per share (Note 7)         85,000             9       780,929             --             --             --

Issuance of common stock under option
  agreement for marketing services at
  $9.1875 per share (Note 7)                    100,000            10       918,740             --             --             --

Unrealized holding loss (Note 4)                     --            --            --             --        (51,212)            --

International marketing contract (Note 7)            --            --            --             --             --     (1,331,719)

Net loss                                             --            --            --       (682,315)            --             --
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1994                 1,885,666           189     3,824,249       (744,002)       (51,212)    (1,331,719)

Issuance of common stock pursuant to
  consulting agreement valued at 1.16 per
  share (Note 7)                                 60,000             6        69,369             --             --             --

Issuance of common stock pursuant to
  consulting agreement valued at 1.50 per
  share (Note 7)                                 25,000             2        37,498             --             --             --

Unrealized holding loss (Note 4)                     --            --            --             --         51,212             --

Amortization of international marketing
  agreement                                          --            --            --             --             --        221,953

Impairment of international marketing
  agreement                                          --            --            --             --             --      1,109,766

Consulting agreement (Note 7)                        --            --            --             --             --             --

Amortization of consulting agreement                 --            --            --             --             --             --

Net loss                                             --            --            --     (1,630,197)            --             --
                                            -----------   -----------   -----------    -----------    -----------    -----------

                                              1,970,666   $       197   $ 3,931,116    $(2,374,199)   $        --    $        --
                                            ===========   ===========   ===========    ===========    ===========    ===========

                                                               Total
                                            Consulting      Stockholders'
                                            Agreement         Equity
                                            ----------     -------------

Balances at December 31, 1993               $         --   $ 2,076,445

Distribution of net assets due to
  reorganization                                      --       (13,382)

Issuance of common stock for marketing
  services at $9.1875 per share (Note 7)              --       780,938

Issuance of common stock under option
  agreement for marketing services at
  $9.1875 per share (Note 7)                          --       918,750

Unrealized holding loss (Note 4)                      --       (51,212)

International marketing contract (Note 7)             --    (1,331,719)

Net loss                                              --      (682,315)
                                            ------------   -----------

Balances at December 31, 1994                         --     1,697,505

Issuance of common stock pursuant to
  consulting agreement valued at 1.16 per
  share (Note 7)                                      --        69,375

Issuance of common stock pursuant to
  consulting agreement valued at 1.50 per
  share (Note 7)                                      --        37,500

Unrealized holding loss (Note 4)                      --        51,212

Amortization of international marketing
  agreement                                           --       221,953

Impairment of international marketing
  agreement                                           --     1,109,766

Consulting agreement (Note 7)                   (106,867)     (106,867)

Amortization of consulting agreement              42,750        42,750

Net loss                                              --    (1,630,197)
                                            ------------   -----------

                                            $    (64,117)  $ 1,492,997
                                            ============   ===========

                       See notes to financial statements.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                            STATEMENTS OF CASH FLOWS


                                                                               For the Years Ended
                                                                                   December 31,
                                                                            --------------------------
                                                                               1995            1994
                                                                            -----------    -----------
Cash flows from operating activities
    Net loss                                                                $(1,630,197)   $  (682,315)
                                                                            -----------    -----------
    Adjustments to reconcile net loss to net cash provided by operating activities -
       Depreciation                                                               6,812          5,687
       Amortization                                                             264,703        147,762
       Loss on sale of investment securities                                     38,817         53,072
       Impairment of marketing agreement                                      1,109,766
       Operating distributions to net assets                                         -         (27,431)
       Changes in assets and liabilities -
          Receivables                                                           892,209       (839,627)
          Cost and estimated earnings in excess of billings on contracts        807,552       (719,370)
          Prepaid expenses and other                                            (42,821)       (20,123)
          Investment securities                                                      --        (42,073)
          Accounts payable and accrued expenses                              (1,559,632)     1,320,942
          Payables to affiliates                                                (33,287)       (42,138)
          Billings in excess of costs and estimated earnings on contracts        (4,245)       (34,770)
          Income taxes payable                                                       --         (7,823)
                                                                            -----------    -----------
                                                                              1,479,874       (205,892)
                                                                            -----------    -----------
          Net cash (used in) operating activities                              (150,323)      (888,207)
                                                                            -----------    -----------

Cash flows from investing activities
    Acquisition of property and equipment                                            --         (1,559)
    Proceeds from sale of investment securities                                 360,779        400,000
                                                                            -----------    -----------
          Net cash provided by investment activities                            360,779        398,441
                                                                            -----------    -----------

Cash flows from financing activities
    Cash advances (to) from affiliate, net                                      (92,997)         4,227
    Net proceeds from issuance of common stock                                        8        220,000
    Non-operating distribution of net assets                                         --         14,049
                                                                            -----------    -----------
          Net cash (used in) provided by financing activities                   (92,989)       238,276
                                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents                            117,467       (251,490)

Cash and cash equivalents - beginning of period                                 236,583        488,073
                                                                            -----------    -----------

Cash and cash equivalents - end of period                                   $   354,050    $   236,583
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
       Cash paid during the year for income taxes $0 and $8,590 for 1995 and 1994, respectively.

Supplemental disclosures of non-cash financing activities:
       During 1995, the Company issued stock in the amount of $106,867 for consulting services pursuant to a consulting agreement (Note 7).

       During 1994, the Company issued stock in the amount of $1,749,688 for consulting services pursuant to an international marketing agreement (Note 7).


                      See notes to financial statements.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PORTER McLEOD NATIONAL RETAIL INC. (PMNR) (the Company), is a subsidiary of PORTER McLEOD HOLDINGS, INC. (PMH). PMH owned approximately 49% and 52% of the outstanding common stock of PMNR at December 31, 1995 and 1994, respectively. Both PMNR and PMH were formed in March 1992. On April 1, 1992, Porter-McLeod, Inc. (PMI), a construction contractor, went through a reorganization, whereby PMI became a wholly-owned subsidiary of PMH.


The Company is a general contractor providing construction management services primarily for retail interior construction by national retail firms, including original construction and remodeling of retail stores, throughout the United States. Substantially all of the Company's work is performed under negotiated fixed price contracts. The length of the Company's contracts varies but is typically one year or less. Accordingly, the Company classifies all contract related assets and liabilities as current.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that such estimates have been based on reasonable assumptions and that such estimates are adequate, however, actual results could differ from those estimates.

Adoption of New Accounting Rules


In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," (FAS 123) which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees. FAS 123 is required for such grants, described above, to acquire goods or services form nonemployees. Additionally, although expense recognition is not mandatory, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method. The Company will adopt the disclosure requirements of FAS 123 in the first quarter of fiscal 1996 and, does not believe the effect of the adoption will be material.


Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months of less to be cash equivalents.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, management determines the appropriate classification of securities at the time of the purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity investments and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value.

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are charged to shareholder's equity, whereas realized gains and losses flow through the Company's annual operations.

Concentration of Credit Risk

The Company grants credit in the normal course of business to customers who are primarily commercial and retail chain owners located throughout the United States. To reduce credit risk, the Company monitors the financial condition and performs credit analysis prior to entering into construction contracts. Additionally, at times, the Company maintains cash balances in excess of FDIC limits. As of December 31, 1995, the balance in excess of the federally insured limits was approximately $348,000.


For the year ended December 31, 1995, the Company had three customers representing 33.8%, 18.8% and 15.6%, respectively, of the sales and 86.3% of the outstanding accounts receivable balance. For the year ended December 31, 1994, the Company's had two customers representing 55.1% and 20.8%, respectively, of the sales and 78.1% of the outstanding accountings receivable balance.


Property and Equipment

Property and equipment is stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which range from 5 to 15 years.

Income Taxes

The Company accounts for income taxes whereby deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and Cost Recognition

Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of total cost incurred to date to estimated total costs for each contract. This method is used because management considers cost to date to be the best available measure of progress on these contracts.

Contract costs include all direct job costs and those indirect costs related to contract performance, such as indirect labor, supplies, insurance, equipment repairs and depreciation costs. General and administrative costs are charged to expense as incurred.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known.

Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income. These revisions are recognized in the period in which the changes are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimates.

The asset account, "Costs and estimated earnings in excess of billings on contracts," represents revenues recognized in excess of amounts billed. The liability account, "Billings in excess of costs and estimated earnings on contracts," represents billings in excess of revenues recognized.

Loss Per Share

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not considered in this calculation as their inclusion would be anti-dilutive.

Reclassifications

Certain accounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS 121, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets my not be recovered. The Company looks primarily to the future cash flows of an asset to determine if it is impaired. At December 31, 1995, the Company determined an impairment of the International Marketing Contract was appropriate (Note 7).


NOTE 2 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company's costs and estimated earnings on uncompleted contracts consist of the following:

                                                                                  December 31,
                                                                           --------------------------
                                                                              1995           1994
                                                                           -----------    -----------

Costs incurred on uncompleted contracts                                    $   199,462    $ 5,618,782
Estimated earnings                                                              28,020        320,622
                                                                           -----------    -----------
                                                                               227,482      5,939,404
Less billings to date                                                         (130,857)    (5,039,472)
                                                                           -----------    -----------

                                                                           $    96,625    $   899,932
                                                                           ===========    ===========

                                                                                December 31,
                                                                           ---------------------
                                                                             1995        1994
                                                                           ---------   ---------
Included in the accompanying balance sheet under the following captions:
      Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                           $  96,625   $ 904,177
      Billings in excess of costs and estimated earnings on uncompleted
       contracts                                                                  --      (4,245)
                                                                           ---------   ---------

                                                                           $  96,625   $ 899,932
                                                                           =========   =========

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - BACKLOG

The following schedule shows a reconciliation of backlog representing signed contracts in existence:

                                                   December 31,
                                           ----------------------------
                                               1995            1994
                                           ------------    ------------
        Balance - beginning of year        $  1,192,123    $  1,451,747
        New contracts, added during year      4,680,930       9,613,492
                                           ------------    ------------
                                              5,873,053      11,065,239
        Less contracts revenue earned        (5,167,422)     (9,873,116)
                                           ------------    ------------

        Balance - end of year              $    705,631    $  1,192,123
                                           ============    ============


NOTE 4 - INVESTMENTS

At December 31, 1994, the investment securities portfolio was comprised of securities classified as available for sale, in conjunction with the adoption of SFAS No. 115, resulting in investment securities available for sale being carried at market value. The amortized cost and fair values of investment securities at December 31, 1995 and 1994, are as follows:

                                      Gross       Gross
                         Amortized  Unrealized  Unrealized    Fair
                           Cost       Gains       Losses      Value
                         ---------  ----------  ----------  ---------
December 31, 1994

Available for sale:
     Equity securities   $399,596   $      --   $(51,212)   $348,384
                         ========   =========   ========    ========

Included in stockholder's equity at December 31, 1994, is $51,212 of net unrealized losses on investment securities available for sale.


NOTE 5 - INCOME TAXES

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 5 - INCOME TAXES (CONTINUED)

The components of the provision for income tax (benefit) expense for the years ended December 31, 1995 and 1994 are as follows:

                                                        Years Ended
                                                        December 31,
                                                 --------------------------
                                                   1995              1994
                                                 --------          --------
Current                                          $   --            $(12,102)
Deferred                                             --                  --
                                                 --------          --------

                                                 $   --            $(12,102)
                                                 ========          ========

The differences between the federal income tax rate and the effective income tax rate as elected in the accompanying statements of operations are:

                                                        Years Ended
                                                        December 31,
                                                 ---------------------------
                                                   1995               1994
                                                 --------           --------
Statutory federal income tax rate (benefit)         (34.0)%           (34.0)%
Valuation allowance for net operating loss           34.0              32.3
                                                 --------          --------

Effective tax rate (benefit)                            - %            (1.7)%
                                                 ========          =======

The deferred income tax liabilities results primarily from the recognition of tax net operating loss carryforwards and the amortization and impairment of the International Marketing Agreement, and is composed of the following:

                                                        Years Ended
                                                        December 31,
                                                 ---------------------------
                                                   1995              1994
                                                 --------          --------
Total deferred tax asset                         $ 820,000         $ 114,857
Total deferred tax liability                            --                --
Valuation allowance                               (820,000)         (114,857)
                                                 ---------         ---------

                                                 $       -         $       -
                                                 =========         =========

For federal and state income tax purposes, the Company has net operating loss carryforwards of approximately $1,078,000 which substantially expire in fiscal years 2008 through 2010. The net operating loss carryforwards and timing differences generated a deferred tax asset in the amount of $820,000 which has been fully reserved for due to lack of profitable operating history.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Related Party Lease


The Company leases office space from an affiliated party, the Intermountain companies, which is a partnership between the two shareholders of PMH. This lease is on a month-to-month basis. Presently, the monthly expense is $1,645, and it is management's intent to continue to lease the office space. Rent expense for the years ended December 31, 1995 and 1994, was $19,740 and $17,520, respectively.


Litigation


There is an action pending in the United States District Court of Utah in which the Company is named as a co-defendant. The Plaintiff, a licensed contractor, entered into a subcontract with Porter McLeod, Inc. (PMI) to act as PMI's subcontractor in connection with the construction of a store. The Plaintiff seeks the sum of approximately $117,005 together with interest, attorney's fees and court costs against PMI, the Company and another co-defendant. The basis of the plaintiff's claim against the Company is that PMI changed it name to Porter McLeod National Retail, Inc. The proceeding currently is stayed due to bankruptcy proceeding of PMI. No determination can be made at this time as to the potential range of settlement, if any, or the likelihood of an unfavorable outcome to the Company. As such, no adjustment has been made to these financial statements as a result of this uncertainty. Management believes this case will not result in any liability to the Company.




NOTE 7 - STOCKHOLDERS' EQUITY



Warrants


Each of the 534,000 warrants issued in connection with the offering entitles the holder to purchase one share of the Company's common stock at a price of $6.00, through September 1996. The warrants are redeemable by the Company at any time prior to their exercise or expiration. The redemption price is $.05 per warrant. No warrants have been exercised or redeemed as of December 31, 1995.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

International Marketing Agreement

In 1994, the Company entered into an agreement with an individual for international marketing consulting services. The consultant's services were intended to develop contacts, for the Company, with international organizations seeking contractors for construction projects. The agreement extended for ten years, and the consultants could terminate the contract once $2.4 million of gross profit had been generated from international business. For services to be performed, the consultant was given 85,000 shares of common stock and options to purchase 100,000 more shares at an option price of $2.20 per share. The total amount of stock issued for marketing services under this agreement was $1,479,688 net of $220,000 of option proceeds. Under SFAS 121, the Company determines if an impairment has occurred when events or circumstances change. In late 1995, management made the decision to focus its operations domestically and abandon its international efforts. Management has attempted to capitalize on international opportunities since the inception of the contract with no success. The lack of success coupled with the management's determination that it would not be able to make any material efforts in regard to international projects was the event which caused management to review the agreement in accordance with SFAS No. 121. Future cash flows from this contract are estimated to be negligible; therefore, the asset was fully impaired.

Amortization expense of the International Marketing Agreement for the year ended December 31, 1995 and 1994 was $221,953 and $147,969, respectively.

Consulting Agreement

In 1995, the Company entered into an agreement with an individual for consulting services. The consultant's services are intended to provide ongoing operations advice. The agreement extends for 15 months. For services to be performed, the consultant was given a total of 85,000 shares of common stock. The cost recorded pursuant to this consulting agreement was $106,867 which was the fair market value of the stock issued. The cost is being amortized over the term of the underlying agreement. Amortization expense for the year ended December 31, 1995 was $42,750.


NOTE 8 - STOCK OPTION PLAN

The Company adopted a stock option plan in 1993. The plan provides for the grant of qualified incentive options to key employees and for the grant of non-qualified options to other individuals. A maximum of 150,000 shares of common stock in total can be issued for the two types of options combined. The exercise price of options granted and the granting of options will not be less than the fair market value of the common stock at the date of the grant (110% for anyone who owns 10% or more of the Company's voting stock at the date of grant).

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTION PLAN (CONTINUED)

The plan is administered by the Option Committee, which may provide vesting requirements and specific expiration provisions with respect to the options granted. The plan expires on May 6, 2006. No options have been granted under this plan.


NOTE 9 - EMPLOYEE BENEFITS

The Company has a profit sharing plan for all eligible employees which is established under the provisions of Internal Revenue Code Section 401(k). The plan became effective January 1, 1994. The Company's contributions to the plan are determined by the employee's elective salary reductions, but may not exceed the maximum allowable deduction permitted under the Internal Revenue Code at the time of the contribution. Total profit sharing expense was $1,740 and $2,614 for the years ended December 31, 1995 and 1994, respectively.

The Company has established an employee health insurance plan under which the Company is partially self-insured. The Company has an excess risk insurance policy limiting the maximum liability based on the plan type and claims incurred by each individual covered under the plan. The policy with the insurance company covers any claims in excess of $5,000 per individual, per year and limits total Company claims to a maximum of the calculated amount based upon the number of employees and the dollar value of premiums. At December 31, 1995 and 1994, the Company's maximum medical claim liability under this stop-loss insurance policy was $0 and $4,544, respectively.


NOTE 10 - RELATED PARTY TRANSACTION

The Company has the following note receivable, and note payable with affiliates:


                                                                        December 31,
                                                             -----------------------------------
                                                                   1995              1994
                                                             ----------------   ----------------
Note receivable from affiliate by common ownership
  (Porter McLeod Management, Inc. (PMM)) at 7%, due in
  annual installments of $225,709 plus interest, beginning
  March 1995 and maturing March 31, 1997; unsecured
                                                             $        677,126   $        677,126
                                                             ================   ================

Advances to affiliate (PMM), non-interest bearing due on
demand
                                                             $         92,997   $             --
                                                             ================   ================

Payable to affiliate (PMM), repaid in 1995                   $             --   $         33,287
                                                             ================   ================



During 1995 and 1994, the Company both received and advanced funds to an affiliated company (PMM) to fund operations.

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTION (CONTINUED)


An affiliated company (PMM) provides administrative services for the Company. Management fee expense related to these administrative services was $195,048 and $195,048 for the years ended December 31, 1995 and 1994, respectively. In addition, the Company reimbursed the affiliate (PMM) for costs incurred on behalf of the Company in the amounts of $228,750 and $91,058 for the years ended December 31, 1995 and 1994, respectively. The total of the management fees and reimbursed expenses are included in the general and administrative expenses on the income statement.


The following schedule summarizes the activity with affiliated companies for 1995 and 1994:


NET RECEIVABLES FROM AFFILIATES AT DECEMBER 31, 1993                  $ 605,928
                                                                      ---------

Administrative services incurred                                       (286,106)

Cash payments applied to administrative services incurred               286,106

Cash advances to affiliate (PMM)                                        132,401

Cash advances received from affiliate (PMM)                            (136,628)

Accrued interest on note receivable from affiliate (PMM)                 42,138

NET RECEIVABLES FROM AFFILIATES AT DECEMBER 31, 1994                    643,839
                                                                      ---------

Administrative services incurred                                       (423,798)

Cash payments applied to administrative services incurred               423,798

Cash advances to affiliate (PMM)                                         78,865

Accrued interest on note receivable from affiliate (PMM)                 47,419
                                                                      ---------

NET RECEIVABLES FROM AFFILIATES AT DECEMBER 31, 1995                  $ 770,123
                                                                      =========

                      PORTER MCLEOD NATIONAL RETAIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTION (CONTINUED)


The Company has advanced funds to an affiliated Company (PMM) totaling $770,123 (the advance) as of December 31, 1995. The affiliate does not have the ability to satisfy this obligation. Management and officers of the Company have developed a plan to satisfy this obligation through the assumption of additional indebtedness of PMM in the amount of $616,066 (the indebtedness) as of December 31, 1995. Officers of the Company would then satisfy the advance and the indebtedness through shares of common stock of another affiliate, Porter McLeod Colorado, Inc. (PMC), a corporation indirectly wholly owned by the officers and controlling stockholders of the Company. The officers and management believe the fair market value of PMC is approximately $1,700,000. The Company and management believe that this proposed transaction is fair to the outside stockholder stocks; however, the realization is dependent on many factors including approval by the Company stockholders. No estimate can be made as to the probability of obtaining shareholder approval. No adjustment has been made to these financial statements as a result of this uncertainty.

                                   SIGNATURES




      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             PORTER MCLEOD NATIONAL RETAIL, INC.



Date:    January 8, 1997                      By:   /s/  Joseph R. McLeod

                                                 -------------------------------
                                                     Joseph R. McLeod, President
                                                     (Chief Executive Officer)



Date:    January 8, 1997                      By:   /s/ A.J. Shilling

                                                 -------------------------------
                                                     A.J. Shilling, Treasurer
                                                     and Chief Financial Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    January 8, 1997                      By:   /s/ Joseph R. McLeod

                                                 -------------------------------
                                                     Joseph R. McLeod, Director



Date:    January 8, 1997                      By: /s/ Bruce M. Porter

                                                 -------------------------------
                                                     Bruce M. Porter, Director