Form 10QSB/A
period 1996-03-31
PORTER MCLEOD NATIONAL RETAIL INC
filed 1997-01-09
CIK 892818

1

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT
                TO RULE 901(d) OF REGULATION S-T.

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     There were 1,970,866 shares of the registrant's common stock outstanding as of May 1, 1996.
                 This Document Contains 11 Pages
                      There are No Exhibits
                                .
Item 1.   Financial Statements


               Porter McLeod National Retail, Inc.
                         Balance Sheets

                                        March 31,        December 31,
                                          1996               1995
                                       (UNAUDITED)
Assets
Current Assets
 Cash and cash equivalents             $  283,822        $   354,050
 Accounts receivable                      514,307            629,762
 less allowance for doubtful accounts     (20,000)           (20,000)
 Retainage receivable                       5,323             13,086
 Costs and estimated earnings in excess
  of billings                              94,955             96,525
 Prepaid expense and other assets          61,334             66,232
   Total current assets                   939,741          1,139,755

Property and equipment
 Office furniture and equipment            21,278             21,278
 Leasehold improvements                    34,634             34,634
                                           55,912             55,912
  Less accumulated depreciation           (23,308)           (21,655)
     Total property and equipment          32,604             34,257

Other assets
 Note receivable from affiliate           677,126            677,126
 Advances to affiliates                   104,978             92,997
 Other assets                               3,119                  0
    Total other assets                    785,223            770,123

Total Assets                           $1,757,568         $1,944,135

              Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable and accrued
  expenses                             $  349,895         $   451,138
     Total current liabilities            349,895             451,138

Stockholders' equity
 Preferred stock, $.001 par value,
  authorized - 100,000 shares-no
  shares issued and outstanding               --                   --
 Common stock, $.0001 par value,
  authorized - 3,000,000 shares-
  issued and outstanding:               1,970,666                 197
 Additional paid-in capital             3,931,116           3,931,116
 Accumulated deficit                   (2,480,895)         (2,374,199)
 Consulting agreement                     (42,745)            (64,117)
   Total stockholders' equity           1,407,673           1,492,997

Total liabilities and
 stockholders' equity                  $1,757,568          $1,944,135

                See note to financial statements.




               Porter McLeod National Retail, Inc.
                     Statement of Operations
                           (Unaudited)


                                        For the Three Months Ended
                                                March 31
                                         1996               1995

Contract income                         $ 663,281        $ 100,509
Contract costs                            576,856          (51,066)
   Gross Profit                            86,425          151,575

General and administrative expenses       209,935          270,175

   Income (loss) from operations         (123,510)        (118,600)

Other income (expense):
   Interest income                         16,814           14,348
   Other expense                                0          (38,446)
   Total other income (expense)            16,814          (24,098)

Net income (loss) before income taxes    (106,696)        (142,698)

Income tax benefit (expense)


Net income (loss)                      $ (106,696)       $(142,698)

Net income (loss) per common share     $     (.05)       $    (.07)



                See note to financial statements.



               Porter McLeod National Retail, Inc.
                    Statements of Cash Flows
                         (Unaudited)

                                        For the Three Months Ended
                                                 March 31
                                          1996            1995
Cash flows from operating activities:
  Cash received from contracts          $  448,325      $ 112,014
  Cash paid to suppliers and employees    (568,860)      (262,394)
  Interest received                         16,815        (14,348)
  Other expenses paid                            0         38,446
  Out of proof adjustment                        0        106,699
  Income taxes paid                              0              0

    Net cash provided (used in)
     operating activities                 (103,720)       (19,583)

    Net cash provided (used in)
     investment activities                       0        357,853

    Net cash provided (used in)
     financing activities                   33,492              0

Net increase (decrease) in
 cash and cash equivalents                 (70,228)       338,270

Cash and cash equivalents -
 beginning of period                       354,050        236,583

Cash and cash equivalents - end
 of period                              $  283,822      $ 574,853

Cash flows from operating activities:
  Net loss                              $ (106,696)     $(142,698)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
     Depreciation and amortization          23,232         57,117
     Loss on sale of investment securities       0        (38,446)
     Accrued interest on note receivable-
      affiliate                             11,961         11,420
     Change in certain assets and
      liabilities - net                    (32,217)        93,024

Net cash provided (used in ) operating
 activities                              $(103,720)   $   (19,583)

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


Liquidity and Capital Resources

The Company's current assets decreased 19% to $939,741 over the three months ended March 31, 1996. Current liabilities decreased by 22%, resulting in an increase in the current ratio from 2.52 to 2.68 over the same period. Working capital decreased 17% to $568,335 over the three month period. The decrease in current assets, current liabilities and working capital resulted from a decrease in the Company's backlog of contracts to be performed from $5,031,619 at March 31, 1995 to $1,365,955 at March 31,
1996. With less construction in process, the relative accounts receivable and accounts payable were at lower levels at March 31, 1996 as compared to the same date in 1995.

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

Net Cash Used In Investing Activities - During the three months ended March 31, 1995, the Company's source of cash provided from investing activities was $357,853 in proceeds from the sale of investment securities. The 1995 transaction resulted in a complete liquidation of the Company's holdings of investment securities.


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






Part II - Other Information

Item 1.   Legal Proceedings

     Fetzers' Inc. A Utah corporation vs. Porter McLeod National Retail Inc a Delaware corporation. Porter McLeod Inc a Colorado corporation, and First Assurance & Casualty, an action pending in the United States District Court of Utah, Central Division (Civil No. 93-C-366S). Plaintiff, a licensed contractor, entered into a subcontract with PMI to act as PMI's subcontractor in connection with the construction of a store. First Assurance & Casualty provided a payment bond in connection with the project.
Plaintiff seeks the sum of $117,004.87, together with interest, attorneys' fees, and court costs against PMI, the Company, and First Assurance & Casualty. The basis of Fetzers' claim against the Company is that PMI changed its name to Porter McLeod National Retail, Inc. Ina Motion to Dismiss and Alternative Motion for Summary Judgment dated May 17, 1993, the Company alleged that PMI and the Company are separate entities, that plaintiff entered into a contract with PMI, not the Company, and therefore that the Company is not liable to plaintiff for any amount. The Company's Motion to Dismiss and Alternative Motion for Summary judgment was denied in October 1993 because there is a factual dispute concerning whether PMI changed its name to Porter McLeod National Retail Inc. The proceeding continues to be stayed due to bankruptcy proceedings of PMI. Management believes this case will not result in any liability to the Comany.

     Harvey Sender, Trustee, et al, against Bruce M. Porter, Joseph R. McLeod, et al, United States Bankruptcy Court for the District of Colorado (Case No. 94-21830 RJB). The trustee in bankruptcy of Porter McLeod, Inc. ("PMI") and its subsidiaries, commenced an adversary proceeding on or about March 29, 1996 against the Company, PMH, PMM, PMC, Messrs. Porter and McLeod, and others, alleging among other things, that (a) in or about the early part of 1992, the defendants formulated a plan of reorganization to help PMI to deal with losses that it had suffered in connection with operations it had conducted in 1991 in Southern California; (b) such plan of reorganization included the isolation of "problem contracts" in PMI and its subsidiaries, and the transfer of "good contracts" to the Company, PMH and PMC, which allegedly had been formed for the purpose of implementing such plan; and (c) through a series of allegedly backdated documents, assets belonging to PMI and its subsidiaries were purportedly transferred to the Company, PMC, PMM, and PMH for deminimus or non-existent consideration. By reason of such factual allegations, the plaintiffs are seeking (i) to recover all of the assets of PMI which were allegedly transferred without adequate consideration; (ii) an accounting of all the assets of PMI and its subsidiaries which were allegedly transferred without adequate consideration; (iii) a turnover of the proceeds derived by the defendants from their performance of the "good contracts;"
(iv) subordination of the claims of the Company, PMC and PMM to the claims of all other unsecured creditors in PMI's bankruptcy proceedings; (v) damages against the Company, PMH, PMC, and PMM for alleged breaches of contract in the aggregate amount of approximately $4.7 million; (vi) unspecified damages and exemplary damages against PMH and Messrs. Porter and McLeod by reason of their alleged breaches of fiduciary duties owed to the plaintiffs; (vii) imposition of constructive trust upon all of the assets of the Company, PMC, PMM, and Messrs. Porter and McLeod until all sums due and owing to the plaintiffs are paid in full; (viii) damages in the amount of approximately $5.4 million, plus interest, costs and attorneys fees, based upon the above-mentioned allegedly wrongful acts purportedly undertaken by the Company, PMC, PMM, and Messrs. Porter and McLeod as part of a civil conspiracy; and (ix) treble damages in the amount of approximately $893, 000, plus interest, costs and attorneys fees, based upon an alleged conversion and civil theft of the proceeds of checks which were allegedly property of the plaintiffs and deposited into accounts maintained by PMC.

A companion case was simultaneously commenced by the same plaintiffs against the Company, PMH, PMC, and PMM in the District Court for the City and County of Denver, Colorado (Case NO. 96 CV
1240) which alleges that the Company, PMH, PMC, and PMM are the successors to all the liabilities of the plaintiffs. By reason thereof, the plaintiffs are seeking (i) judgment against the defendants in the amount of the plaintiffs' indebtedness to their respective creditors, i.e., the aggregate amount of approximately $4.7 million; and (ii) preliminary and permanent injunctive relief requiring the defendants to operate only in the normal course of business.

The Company is confident that the true facts regarding the corporate reorganization which took place in 1992 will firmly establish that (a) the reorganization was undertaken for proper purposes, and was validly and legally executed; (b) none of the assets of the plaintiffs was improperly or illegally transferred to any of the defendants; (c) the defendants received full and fair consideration for any assets transferred by the plaintiffs to any of the defendants; (d) none of the defendants breached any contractual or fiduciary obligation owed to any of the plaintiffs; and (e) none of the defendants committed any of the wrongful acts alleged against them by the plaintiffs. In addition to the above-described substantive defenses, the Company believes that many, if not all, of the claims alleged in both proceedings have been time barred under applicable procedural rules. Accordingly, the Company and other defendants intend to vigorously defend themselves in both proceedings. However, if the Trustee were to prevail on any of his claims in either the bankruptcy case or the companion case, the Company would be materially and adversely affected. The amount of such loss would be in the range of $893,000 to $5.4 million. However, the registrant presently cannot determine whether it is reasonably possible that the Trustee would prevail due to the complexity of the legal proceedings.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  No exhibits have been filed with this report.

          (b) The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1996.


Signature


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Porter McLeod National Retail, Inc.


Dated:         May 3, 1996                   By /s/ Joseph R. McLeod
                                                Joseph R. McLeod, President



                                             By /s/ A.J. Shilling
                                             A.J. Shilling, Treasurer and
                                              Chief Financial Officer