Form 10KSB/A
period 1996-09-30
PORTER MCLEOD NATIONAL RETAIL INC
filed 1997-01-09
CIK 892818

1

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



                                .
Item 1.   Financial Statements



               Porter McLeod National Retail, Inc.
                         Balance Sheets


                                        September 30,       December 31
                                            1996               1995
                                        (UNAUDITED)
Assets
Current Assets
 Cash and cash equivalents              $  136,715         $   354,050
 Accounts receivable                       700,771             642,848
 less allowance for doubtful accounts      (20,000)            (20,000)
 Costs and estimated earnings in excess
  of billings                               21,509              96,525
 Prepaid expense and other assets          132,153              66,232
    Total current assets                   971,148           1,139,755

Property and equipment
 Building                                  600,000                   0
 Office furniture and equipment             21,278              21,278
 Leasehold improvements                     34,634              34,634
                                           655,912              55,912
 Less accumulated depreciation             (29,459)            (21,655)
     Total property and equipment          626,453              34,257

Other assets
 Note receivable from affiliate            677,126             677,126
 Advances to affiliates                    128,809              92,997
 Other assets                                2,705                   0
     Total other assets                    808,640             770,123

Total Assets                            $2,406,241          $1,944,135

              Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable and accrued expenses  $  605,846          $  451,138
 Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                                 33,661                   0
 Mortgage payable - current portion         18,649                   0
     Total current liabilities             658,256             451,138

Long- term liabilities
 Mortgage payable-less current portion     579,903                   0

 Stockholders' equity
  Preferred stock, $.001 par value,
   authorized - 100,000 shares-no shares
   issued and outstanding                       --                  --
  Common stock, $.0001 par value,
   authorized - 3,000,000 shares-issued
   and outstanding:                      1,970,666                 197
  Additional paid-in capital             3,931,116           3,931,116
  Accumulated deficit                   (2,763,230)         (2,374,199)
  Consulting agreement                           0             (64,117)
     Total stockholders' equity          1,168,082           1,492,997

Total liabilities and stockholders'
  equity                                $2,406,241          $1,944,135

                See note to financial statements.



               Porter McLeod National Retail, Inc.
                     Statement of Operations
                           (Unaudited)

                              For the Three Months     For the Nine Months
                               Ended September 30       Ended September 30,
                               1996          1995       1996           1995

Contract income             $1,226,612    $1,891,207  $2,812,449   $4,134,914
Contract costs               1,160,664     1,689,519   2,484,703    3,700,067
  Gross Profit                  65,948       201,688     327,746      434,847

General and administrative
 expenses                      295,526       273,429     757,106      815,201

Income (loss) from
 operations                   (229,578)      (71,741)   (429,360)    (380,354)

Other income (expense):         10,668        13,587      41,527          (12)

Net income (loss) before
 income taxes                 (218,910)      (58,154)   (387,833)    (380,366)

Income tax benefit (expense)    (1,198)            0      (1,198)           0


Net income (loss)            $(220,108)    $ (58,154)  $(389,031)  $ (380,366)

Net income (loss) per
 common share                $    (.11)    $    (.03)  $    (.20)  $     (.20)


               See note to financial statements.






               Porter McLeod National Retail, Inc.
                     Statement of Cash Flows
                           (Unaudited)


                                             For the Nine Months Ended
                                                    September 30
                                                 1996           1995
Cash flows from operating activities:
 Net loss                                     $(389,031)     $(380,366)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation                                   7,804          5,147
   Amortization                                  64,115        187,840
   Loss on sale of security investments               0         41,743
   Changes in assets and liabilities:
    Receivables                                 (57,923)       (63,182)
    Costs and estimated earnings in excess of
     billings on contracts                       75,116        894,833
    Prepaid expenses and other                  (68,625)        (2,082)
    Accounts payable and accrued expenses       154,808     (1,524,753)
    Payable to affiliates                       (35,812)       (35,549)
    Billings in excess of costs and estimated
     earnings on contracts                       33,661        586,641
    Income taxes payable                              0              0
       Net cash (used in) operating activities (215,887)      (289,728)

Cash flows from investing activities:
 Acquisition of property and equipment         (600,000)             0
 Proceeds from sale of investment securities          0        357,853
     Net cash (used in) provided by investing
      activities                               (600,000)       357,853

Cash flows from financing activities:
 Cash advances (to) from affiliate                    0       (300,974)
    Net proceeds from issuance of stock               0              8
    Net proceeds from mortgage                  598,552              0
     Net cash (used in) provided by
       financing activities                     598,552        300,966

Net increase (decrease) in cash and
 cash equivalents                              (217,335)      (232,841)

Cash and cash equivalents - beginning
 of period                                      354,050        236,583

Cash and cash equivalents - end of period      $135,715       $  3,742



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

Net Cash From (Used in) Financing Activities - For the nine months ended September 30, 1995, the major use of cash for financing activities was advances made to Porter McLeod Management, Inc. ("PMM") and Porter McLeod Colorado, Inc. ("PMC"), both of which are subsidiaries of Porter McLeod Holdings, Inc. ("PMH"), the Company's major shareholder. During the nine months ended September 30, 1996, the Company realized funds from the financing of the acquisition of the building in which it maintains offices (See above). The financing was for 100% of the purchase price of $600,000. This is a seller financed mortgage, the seller being Intermountains Companies, a general partnership between Messrs. Porter and McLeod. The mortgage is at ten percent per annum, amortized over fifteen years and due in full June 30, 2011. As the following table shows, the Company's investment of capital resources in contract activities decreased due to fewer contracts as well as improved operations, billing and collection systems.


                                                      September 30,
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


Part II - Other Information

Item 1.   Legal Proceedings

     The Company is involved in the following legal proceedings:

     Fetzers' Inc a Utah corporation vs. Porter McLeod National Retail Inc a Delaware corporation, Porter McLeod Inc a Colorado corporation, and First Assurance & Casualty, an action pending in the United States District Court of Utah, Central Division (Civil No. 93-C-366S). Plaintiff, a licensed contractor, entered into a subcontract with PMI to act as PMI's subcontractor in connection with the construction of a store. First Assurance & Casualty provided a payment bond in connection with the project.
Plaintiff seeks the sum of $117,004.87, together with interest, attorneys' fees, and court costs against PMI, the Company, and First Assurance & Casualty. The basis of Fetzers' claim against the Company is that PMI changed its name to Porter McLeod National Retail, Inc. In a Motion to Dismiss and Alternative Motion for Summary Judgment dated May 17, 1993, the Company alleged that PMI and the Company are separate entities, that plaintiff entered into a contract with PMI, not the Company, and therefore that the Company is not liable to plaintiff for any amount. The Company's Motion to Dismiss and Alternative Motion for Summary Judgment was denied in October 1993 because there is a factual dispute concerning whether PMI changed its name to Porter McLeod National Retail Inc. The proceeding continues to be stayed due to bankruptcy proceedings of PMI. Management believes this case will not result in any liability to the Company.

     Harvey Sender, Trustee, et al, against Bruce M. Porter, Joseph R. McLeod, et al, United States Bankruptcy Court for the District of Colorado (Case No. 94-21830 RJB). The trustee in bankruptcy of Porter McLeod, Inc. ("PMI") and its subsidiaries, commenced an adversary proceeding on or about March 29, 1996 against the Company, PMH, PMM, PMC, Messrs. Porter and McLeod, and others, alleging among other things, that (A) in or about the first part of 1992, the defendants formulated a plan of reorganization to help PMI to deal with losses that it had suffered in connection with operations it had conducted in 1991 in Southern California; (B) such plan of reorganization included the isolation of "problem contracts" in PMI and its subsidiaries, and the transfer of "good contracts" to the Company, PMH and PMC, which allegedly had been formed for the purpose of implementing such plan; and (C) through a series of allegedly backdated documents, assets belonging to PMI and its subsidiaries were purportedly transferred to the Company, PMC, PMM, and PMH for deminimus or non-existant consideration. By reason of such factual allegations, the plaintiffs are seeking (I) to recover all of the assets of PMI which were allegedly transferred without adequate consideration; (II) an accounting of all the assets of PMI and its subsidiaries which were allegedly transferred without adequate consideration; (III) a turnover of the proceeds derived by the defendants from their performance of the "good contracts;"
(IV) subordination of the claims of the Company, PMC and PMM to the claims of all other unsecured creditors in PMI's bankruptcy proceedings; (V) damages against the Company, PMH, PMC and PMM for alleged breaches of contract in the aggregate amount of approximately $4.7 million; (VI) unspecified damages and exemplary damages against PMH and Messrs. Porter and McLeod by reason of their alleged breaches of fiduciary duties owed to the plaintiffs; (VII) imposition of constructive trust upon all of the assets of the Company, PMC, PMM, and Messrs. Porter and McLeod until all sums due and owing to the plaintiffs are paid in full; (VIII) damages in the amount of approximately $5.4 million, plus interest, costs and attorneys' fees, based upon the above-mentioned allegedly wrongful acts purportedly undertaken by the Company, PMC, PMM, and Messrrs. Porter and McLeod as part of a civil conspiracy; and (IX) treble damages in the amount of approximately $893,000, plus interest, costs and attorneys' fees, based upon an alleged convsersion and civil theft of the proceeds of checks which were allegedly property of the plaintiffs and deposited into accounts maintained by PMC. A hearing was held on September 17, 1996 to consider defendants' motions to dismiss including lack of jurisdiction over the subject matter and failure to state a claim upon which relief may be granted. On December 24, 1996 the Court denied the Motions for Dismissal.

     A companion case was simultaneously commenced by the same plaintiffs against the Company, PMH, PMC, and PMM in the District Court for the City and County of Denver, Colorado (Case No. 96 CV
1240) which alleges that the Company , PMH, PMC, and PMM are the successors to all the liabilities of the plaintiffs. By reason thereof, the plaintiffs are seeking (I) judgment against the defendants in the amount of the plaintiffs' indebtedness to their respective creditors, i.e., the aggregate amount of approximately $4.7 million; and (II) preliminary and permanent injunctive relief requiring the defendants to operate only in the normal course of business. The District Court on August 13, 1996, issued an order dismissing the plaintiffs' complaint. The District Cout on October 4, 1996 denied the plaintiffs' Motion for Reconsideration. The plaintiffs on November 1, 1996 filed an appeal of the dismissal with the Colorado Court of Appeals.
     It is the Company's position that (A) the reorganization was undertaken for proper purposes, and was validly and legally executed; (B) none of the assets of the plaintiffs were improperly or illegally transferred to any of the defendants; (C) the plaintiffs received full and fair consideration for any assets transferred to any of the defendants; (D) none of the defendants breached any contractual or fiduciary obligation owed to any of the plaintiffs; and (E) none of the defendants committed any of the wrongful acts alleged against them by the plaintiffs. In addition to the above described substantive defenses, the Company believes that many, if not all, of the claims alleged in both proceedings have been time barred under applicable procedural rules. Accordingly, the Company and other defendants intend to vigorously defend themselves in both proceedings. However, because it appears that the evidence regarding the factual allegations of the Trustee and other plaintiffs will be in sharp dispute as between the parties and the defendants, until completion of the litigation the outcome of the bankruptcy and related litigation cannot be predicted.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  List of Exhibits:
               27.0 Financial Data Schedule

          (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

Signature


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Porter McLeod National Retail, Inc.


Dated:         November 14, 1996            By  Joseph R. McLeod, President


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