Form 10QSB
period 1995-12-31
PORTER MCLEOD NATIONAL RETAIL INC
filed 1997-01-15
CIK 892818

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
{X}  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

{ }    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________to ________

     Commission file number 0-21998

               PORTER MCLEOD NATIONAL RETAIL, INC.
(Exact name of small business issuer as specified in its charter)

     Delaware                                     84-1195628
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification Number)

  5895 East Evans Avenue, Denver, Colorado      80222
 (Address of principal executive offices)    (Zip Code)

                          303-756-2227
        (Issuer's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No __

Applicable only to corporate issuers:

As of August 17, 1995, the Registrant had outstanding 1,885,666 shares of its common stock, par value $.0001.

Item I. Financial Statements


              PORTER MCLEOD NATIONAL RETAIL, INC.
                         BALANCE SHEETS

                                        December 31,        June 30,
                                           1994              1995
          Assets
Current Assets
 Cash                                  $ 236,583           $ 346,501
 Marketable securities                   348,384                   0
 Accounts receivable                   1,515,057           1,423,134
 Prepaid expenses                         23,411              57,836
 Costs & Earnings in excess of costs     904,177             273,727
 Other current assets                          0               1,836
     Total Current Assets              3,027,612           2,101,034
Property and Equipment
 Furniture & fixtures                     21,278              21,278
 Leasehold improvements                   34,634              34,634
                                          55,912              55,912
 Accumulated depreciation                 14,843              18,101
     Total Property and Equipment         41,069              37,811
Other Assets
 Notes receivable from affiliates        677,126             688,973
     Total Other Assets                  677,126             688,973

      Total Assets                    $3,745,807          $2,827,818

          Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued
  expenses                            $2,044,057          $1,196,372
 Billings in excess of costs and
  earnings                                 4,245              94,942
 Income taxes                                  0                (976)
      Total Current Liabilities        2,048,302           1,290,338
Stockholders' Equity
 Common stock                                189                 189
 Additional paid-in capital            3,824,249           3,824,249
 Unrealized holding loss                 (51,212)                  0
 Accumulated deficit in retained
   earnings                             (744,002)         (1,066,214)
 International marketing contract     (1,331,719)         (1,220,744)
      Total Stockholders' Equity       1,697,505           1,537,480

      Total Liabilities and
       Stockholders' Equity           $3,745,807          $2,827,818


               Porter McLeod National Retail, Inc.
                        Income Statements
                           (Unaudited)

                                 Three Months Ended       Six Months Ended
                                06/30/94    06/30/95   06/30/94    06/30/95
Contract revenues             $1,626,149   $2,143,198  $3,167,617  $2,243,707
Cost of revenues               1,584,480    2,061,614   3,074,071   2,010,548

     Gross Profit                 41,669       81,584      93,546     233,159

General and administrative
 expenses                        226,481      268,898     409,971     541,772

  Operating Income (Loss)       (184,812)    (187,314)   (316,425)   (308,613)

Other income (expense)            26,683       10,499      15,585     (13,599)

Net income (loss) before
  income tax                    (158,129)    (176,815)   (300,840)   (322,212)

Income tax benefit (expense)      53,764            0     102,286           0

   Net income                $  (104,365)  $ (176,815)  $(198,554)  $(322,212)


               Porter McLeod National Retail, Inc.
                     Statement of Cash Flows
                           (Unaudited)

                                   Three Months Ended       Six Months Ended
                                  06/30/94     06/30/95   06/30/94    06/30/95
Net profit after tax            $(104,365)    $(176,815)  $(198,554)  $(322,212)
Add: Depreciation &
      Amortization                 37,292        57,118      38,834     114,235
 Income Statement Cash Flow       (67,073)     (119,697)   (159,720)   (207,977)

Change in assets and Liabilities:
 Accounts receivable              403,640      (713,398)      73,410    399,366
 Prepaids                        (236,633)        7,550     (260,624)   (34,425)
 Other receivables               (147,906)     (217,792)    (167,655)  (305,443)
 Other current assets             528,643        18,135       54,683    628,614
 Accounts payable                (153,887)      736,885      442,398   (826,845)
 Accrued expenses                 (12,278)       (6,846)      (5,143)   (20,840)
 Taxes payable                    (89,834)          506      (97,657)      (976)
 Other current liabilities         12,759        58,175      (26,204)    90,697

   Operating Cash Flow            237,431      (236,482)    (146,512)  (277,829)

Investing activities:
 Marketable securities            (30,610)            0      (42,600)   348,384
 Fixed assets                           0             0       (1,765)         0
 Intangible assets                (35,750)      (55,489)     (35,750)  (110,977)
 Other non-current assets           5,700        10,829      (41,300)   (11,847)

 Investing Cash Flow              (60,660)      (44,660)    (121,415)   225,560

Financing activities:
 Capital stock                  2,266,250             0    2,266,250          0
 Adjustment to retained
  earnings                     (1,824,579)       52,789   (1,799,215)   162,189

 Financing Cash Flow              441,671        52,789      467,035    162,189

Beginning Cash                   $ 68,739     $ 574,853     $488,073   $236,583
Operating Cash Flow               237,431      (236,482)    (146,512)  (277,829)
Investing Cash Flow               (60,660)      (44,660)    (121,415)   225,560
Financing Cash Flow               441,671        52,789      467,035    162,189

Ending Cash                     $ 687,181     $ 346,501     $687,181   $346,501


PORTER MCLEOD NATIONAL RETAIL INC.
NOTE TO FINANCIAL STATEMENTS
June 30, 1995

The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and reflect adjustments which are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.



PORTER MCLEOD NATIONAL RETAIL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On  June  30, 1995, the Company had current assets of  $2,101,034 and current liabilities of $1,290,339 resulting in positive working capital of $810,696

With the additional funds provided by an equity financing completed during the second quarter of 1993, the Company has been able to pursue larger construction projects, as well as multiple project packages, that the Company believes will continue to increase the Company's contracting volume and income. To date the Company has been successful in obtaining some larger projects, as reflected in the average size of the projects the Company has in progress. While larger projects increase volume and dollar profits, the profit margin percentage is generally lower than on smaller jobs. This is especially true for the initial larger contracts entered into in order for the Company to establish itself in the market.

The Company has no major capital commitments for the purchase of equipment or leasehold improvements. The nature of the Company's business does not require large expenditures for tools and equipment.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 1995 COMPARED TO THE  THREE  MONTHS
ENDED JUNE 30, 1994

Contract income for the three months ended June 30, 1995 was $2,143,198, an increase of $517,049 from the three months ended June 30, 1994. The increase in revenue was primarily due to larger construction contracts and more multiple project contracts. It is difficult to predict what the project mix will be between larger and smaller projects. However, the average size construction project that the Company had under contract as of June 30, 1995 was $877,680 as compared to $616,935 as of June 30, 1994.

The gross profit margin was 3.81% for the three months ended June
30,   1994.   This  difference  is  primarily  due  to  increased
efficiency gained by bidding on multiple store projects.

Cash flow from operations for the three months ended June 30, 1995 was a negative $236,482 compared to a positive $237,431 for the three months ended June 30, 1994. The primary reason for the difference was due to A) the timing of the receipts and disbursements which resulted in a negative cash flow for the period of $116,785; B) interest income on cash accounts and other income/expense of a negative $24,098; and C) the lack of any recognition for income tax benefits due to net losses before taxes.

Administrative costs for the three months ended June 30, 1995 was a negative $26,482 compared to a positive $237,431 for the three months ended June 30, 1994. This was primarily due to increased amortization, increased costs associated with expanded marketing efforts and estimating. While the lead/lag time from the bidding process to the actual start of contraction is somewhat longer for larger projects, the Company has not incurred any substantial increases in administrative expenses due to the larger projects.






During the three months ended June 30, 1995, the Company had net before tax loss of $176,815 compared to a net loss for the comparable period ended June 30, 1994 of $142,711. The increase in gross profit increases during the second quarter of 1995 are due to significantly higher contract income and higher profit martins. The resulting increase in gross profits was more than off set by a reduction in other income (described below) and the increase in administrative costs (described above). Operating results can vary significantly on both quarterly and annual bases because of the retail industry's emphasis on opening stores for certain holidays, especially the Christmas season, and the wide variety of contact terms and types of projects in the construction industry.

As  of  June 30, 1995, the Company's backlog of contracts  to  be
performed   was   $5,497,400  as  compared  to   a   backlog   of
approximately $3,104,414 as of June 30, 1994.

SIX  MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE
30, 1994.

Contract income for the six months ended June 30, 1995 was $2,243,707, a decrease of $923,910 from the six months ended June 30, 1994. The decrease in revenue resulted primarily from delays in starting projects caused by owners and architects due to the complexity of multiple project packages, especially during the first quarter of the year. Despite the decrease in volume the Company experienced a significant increase of $139,613 in gross profits, primarily as a result of higher profit margins on multiple project packages and the realization of higher than anticipated profits on projects completed in the first quarter of the year.

In the future, it is anticipated that gross profit margin percentages may be higher than current margins as the Company has been successful in entering the market for larger projects, as well as multiple project packages and has been able to obtain somewhat higher margins on projects recently awarded as compared to the initial projects obtained at entry into the market. It is difficult to predict what the mix will be between larger and smaller projects. However, the larger projects and multiple project packages would be expected to generate higher gross profit amounts without a substantial increase in administrative costs as the Company gains more experience with larger projects and completes more multiple project packages.

Cash flow for the six months ended June 30, 1995 was a positive $109,918 compared to a positive $199,108 for the six months ended June 30, 1994. The primary factors affecting cash flow for the six months ending June 30, 1995 were a negative $277,829 from operations and net proceeds of $225,560 from investing activities and $162,189 from financing activities.

Administrative costs for the six months ended June 30, 1995 were $131,801 higher than for the six months ended June 30, 1994. The increase in administration costs were primarily due to the increased costs associated with increased sales and marketing
efforts,   and   the  amortization  of  international   marketing
expenses.

The increase in gross profit was offset by the increase in administrative expenses, resulting in a net loss from operations for the six months ended June 30, 1995 of $308,613 compared to a loss for the same period for 1994 of $316,425. This operating loss was further aggravated by a reduction of other income of approximately $29,200. The resulting loss before taxes was
$322,212 for the first six months of 1994. In addition, the Company is not able to recognize any potential tax benefits from this loss because of the prior net operating losses carried forward from prior periods for tax purposes. Therefore, the net loss for the six months ended June 30, 1995 was $322,212 compared to a loss of $196,554 for the six months ended June 30, 1994 which realized a potential tax benefit of $102,286.






The Company's future results of operations will depend on its ability to maintain its present client base and to generate contracts with other major retailers, or other clients. Currently, a significant percentage of the Company's total volume is dependent upon a few large customers. The Company has retained a public relations firm as part of the marketing effort which is focusing on a broader mix of business and customer base. The Company has also retained an individual to assist the Company with the development of international business. Through June 30, 1995 the Company has amortized approximately $111,000 of the cost associated with respect to this latter effort.


PART II - OTHER INFORMATION


Item 6.        Exhibits And Reports On Form 8-K

     (a)  Exhibits
          None.

     (b)  Reports on Form 8-K.
          No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1995.

                           SIGNATURES


     In accordance with the requirements of the Securities
Exchange Act Of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PORTER MCLEOD NATIONAL RETAIL, INC.



August 17, 1995                         By: /s/ Joseph R. McLeod
                                         Joseph R. McLeod, President


                                        By: /s/ William T. Kyle
                                         William T. Kyle, Chief Financial
                                          Officer