Form 10QSB/A
period 1996-09-30
PORTER MCLEOD NATIONAL RETAIL INC
filed 1997-03-19
CIK 892818

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






               Porter McLeod National Retail, Inc.
                     Statement of Cash Flows
                           (Unaudited)


                                             For the Nine Months Ended
                                                    September 30
                                                 1996           1995
Cash flows from operating activities:
 Net loss                                     $(389,031)     $(380,366)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation                                   7,804          5,147
   Amortization                                  64,115        187,840
   Loss on sale of security investments               0         41,743
   Changes in assets and liabilities:
    Receivables                                 (57,923)       (63,182)
    Costs and estimated earnings in excess of
     billings on contracts                       75,116        894,833
    Prepaid expenses and other                  (68,625)        (2,082)
    Accounts payable and accrued expenses       154,808     (1,524,753)
    Payable to affiliates                       (35,812)       (35,549)
    Billings in excess of costs and estimated
     earnings on contracts                       33,661        586,641
    Income taxes payable                              0              0
       Net cash (used in) operating activities (215,887)      (289,728)

Cash flows from investing activities:
 Proceeds from sale of investment securities          0        357,853
     Net cash (used in) provided by investing
      activities                                      0        357,853

Cash flows from financing activities:
 Cash advances (to) from affiliate                    0       (300,974)
    Net proceeds from issuance of stock               0              8
    Payments on mortgage                         (1,448)             0
     Net cash (used in) provided by
       financing activities                      (1,448)       300,966

Net increase (decrease) in cash and
 cash equivalents                              (217,335)      (232,841)

Cash and cash equivalents - beginning
 of period                                      354,050        236,583

Cash and cash equivalents - end of period      $136,715       $  3,742


Supplemental disclosure of non cash financing and investing activities:
     The Company acquired land and building from a related party for $600,000 through a seller financed mortgage.



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